Form 10-Q
period 2009-09-30
CASINO PLAYERS, INC.
filed 2009-11-09
CIK 1374536

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. ____________

                             CASINO PLAYERS, INC.
            (Exact name of registrant as specified in its charter)

                 Nevada                             54-2156042
      (State or other Jurisdiction of		(I.R.S. Employer
      Incorporation or Organization)	 	Identification No.)

                        2400 N Commerce Parkway
                               Suite 105
                            Weston, Florida		   33326
              (Address of Principal Executive Offices)	(Zip Code)

                   Issuer's Telephone Number: (954) 684-8288

                                With Copies to:
                           Virginia K Sourlis, Esq.
                             The Sourlis Law Firm
                               214 Broad Street
                          Red Bank, New Jersey 07701
                          Telephone:  (732) 530-9007

                                      N/A
                    (Former name, former address and former
                  fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes      [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes      [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer 		[ ]
Non-accelerated filer 	[ ]	Smaller reporting company 	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 9, 2009, there were 30,450,000 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

                               TABLE OF CONTENTS

 	Page

PART I - FINANCIAL INFORMATION

Item 1.		Financial Statements						4
Item 2.		Management's Discussion and Analysis of Financial
 		Condition and Results of Operations				11
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T.	Controls and Procedures						21

PART II - OTHER INFORMATION
Item 1.		Legal Proceedings						22
Item 1A.	Risk Factors							22
Item 2.		Unregistered Sale of Equity Securities and Use of Proceeds	28
Item 3.		Defaults Upon Senior Securities					29
Item 4.		Submission of Matters to a Vote of Security Holders		30
Item 5.		Other Information						30
Item 6.		Exhibits							30
Item 7.		Subsequent Events						30

SIGNATURES									31

                        PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

                             CASINO PLAYERS, INC.
                                BALANCE SHEETS
        September 30, 2009 (Unaudited) and December 31, 2008 (Restated)

                                    ASSETS

								September 30,	December 31,
								2009		2008
										(Restated)
								--------------- ---------------
Current assets:
  Cash and cash equivalents					$481		$263
								--------------- ---------------
    Total current assets					481		263

Property and equipment, net of accumulated depreciation
 of $4,375 and $4,000, respectively				5,519		$6,644

								--------------- ---------------
								$6,000		$6,907
								=============== ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses				$43,533		$31,681
  Loans from shareholders					25,845		23,221
  Accrued compensation						399,900		399,900
								--------------- ---------------
    Total current liabilities					469,278		454,802
								--------------- ---------------
Stockholders' equity (deficit)
  Preferred stock, $.0001 par value, 20,000,000 shares
   authorized and -0- shares outstanding			-		-
  Common stock, $.0001 par value, 200,000,000
   shares authorized, 29,350,000
   shares issued and outstanding, respectively			2,935		2,935
  Additional paid-in capital					342,613		342,613
  Accumulated deficit						(808,825)	(793,443)
								--------------- ---------------
    Total stockholders' equity (deficit)			(463,277)	(447,895)
								--------------- ---------------
    Total liabilities and stockholders' equity (deficit)	$6,000		$6,907
								=============== ===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                           STATEMENTS OF OPERATIONS
             For the Nine Months ended September 30, 2009 and 2008
                                  (Unaudited)

							Nine Months Ended September 30,	Three Months Ended September 30,
							------------------------------- -------------------------------
							2009		2008		2009		2008
							--------------- --------------- --------------- ---------------

Sales and commissions earned				$8,541		$4,200		$4,585		$-

Cost of sales						-		-		-		-
							--------------- --------------- --------------- ---------------
Gross margin						8,541		4,200		4,585		-

Operating expenses					19,885		34,078		6,501		3,533
							--------------- --------------- --------------- ---------------
Income (loss) from operations				(11,344)	(29,878)	(1,916)		(3,533)

Other income (expense)
Interest expense					(4,038)		-		-		-
							--------------- --------------- --------------- ---------------
Net (loss) before provision for income taxes		(15,382)	(29,878)	(1,916)		(3,533)

Provision for income taxes				-		-		-		-
							--------------- --------------- --------------- ---------------
Net (loss)						$(15,382)	$(29,878)	$(1,916)	$(3,533)
							=============== =============== =============== ===============
Basic and diluted loss per common share			$(0.00)		$(0.00)		$(0.00)		$(0.00)
							=============== =============== =============== ===============
Weighted average common shares outstanding		29,350,000	29,343,590	29,350,000	29,350,000
							=============== =============== =============== ===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                           STATEMENTS OF CASH FLOWS
             For the Nine Months ended September 30, 2009 and 2008
                                  (Unaudited)

								2009		2008
								--------------- ---------------
Cash flows from operating activities:
  Net income (loss)						$(15,382)	$(29,878)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation						1,125		1,125
    Stock issued for services					-		2,500
    Changes in assets and liabilities:
      Increase in accounts receivable				-		-
      Decrease in other assets					-		4,367
      Increase in accounts payable and accrued expenses		11,852		14,675
      Increase in due from shareholder				2,624		7,178
								--------------- ---------------
Cash flows provided from operating activities			219		(33)
								--------------- ---------------
Cash flows provided from financing activities:
  Proceeds from notes payable					-		7,525
  Payments of notes payable					-		(7,525)
								--------------- ---------------
Cash flows provided from financing activities			-		-
								--------------- ---------------
Net change in cash and cash equivalents				219		(33)

Cash and cash equivalents, beginning of period			263		138
								--------------- ---------------
Cash and cash equivalents, end of period			$481		$105
								=============== ===============
Supplemental disclosure:
  Interest  paid						$1,125		$-
								=============== ===============
  Taxes paid							$-		$-
								=============== ===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization

Casino Players, Inc. was organized July 20, 2005 under the laws of the State of Nevada. The Company is a casino representative company offering comp rooms to rated players. The Company's revenues are a percentage of the amount of income the casino earns from the rated player. The casino tracks the play of the rated player to determine its gross income, and the Company then is paid its contractual percentage based on that income, realized at the time of play.

Basis of Accounting

The accompanying financial statements are prepared using the accrual basis of accounting where revenues are recognized when earned and expenses are
recognized when incurred.   This basis of accounting conforms to generally
accepted accounting principles.

In our opinion, the accompanying balance sheets and related interim statements of operations and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles ("GAAP"). Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this statement should be read in conjunction with the Financial Statements contained in our 2008 Annual Report. Interim results are not necessarily indicative of results for a full year.

Certain prior period amounts have been reclassified to conform to current-period presentation. These reclassifications had no effect on net loss for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to asset lives and accruals.

Revenue recognition

The Company derives its revenue from the commissions earned from travel suppliers, casino resorts and on the direct sale of travel and gaming related products. The Company has performance contacts with various casinos that, based upon average play and wagering the Company receives an agreed upon percentage of the casinos theoretical revenue. No commission is recognized as revenue until confirmation of receipt of the commission

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fixed assets

Fixed assets are carried at cost. The company provides depreciation over the estimated useful lives of fixed assets using the straight line method. Upon retirement or sale of fixed assets, their net book value is removed from the accounts and the difference between such net book value and proceeds received is income or loss. Expenditures for maintenance and repairs are charged to income while renewals and betterment's are capitalized.

Estimated useful lives are as follows:

	Furniture		7 years

	Office equipment	5 years

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average common shares and all potentially dilutive common shares outstanding during the period.

NOTE 2: GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The company has incurred an operating loss of approximately $808,825 since inception. The future of the company is dependent on its ability to obtain funding from its anticipated funding of its S-1 with the Securities and Exchange Commission. Although the company plans to pursue its equity funding, there can be no assurance that the Company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the equity funding it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.

NOTE 3: ACCRUED COMPENSATION

The Company had employment contracts with its two key employees for salaries of $7,000 per month. Since the Company did not have adequate operations to pay the salaries, beginning October 1, 2005 the amounts were being accrued and deferred until adequate operations are achieved. The contracts were canceled on June 30, 2007. Accrued compensation at June 30, 2009 amounted to $399,900.

NOTE 4: LOANS FROM SHAREHOLDERS

A shareholder has advanced various loans to the Company for the payment of certain operating expenses. The loans are non-interest bearing and are due on demand. Loans from shareholders at September 30, 2009 amounted to $25,845.

NOTE 5: INCOME TAXES

The Company reported no income tax expense or benefit for the six months ended September 30, 2009 and 2008 due to the net operating losses incurred during both periods.

Our Federal net operating loss ("NOL") carryforward balance as of December 31, 2008 was approximately $740,000. Our NOL carryforwards are scheduled to expire between 2009 and 2028. NOL utilization may be subject to a limitation contained in Internal Revenue Code Section 382.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." Previously, the Company had accounted for contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." The interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is 'more-likely-than-not' that it will be sustained upon examination. For tax positions meeting the 'more-likely-than-not' threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. At the adoption date, the Company applied FIN 48 to all positions for which the statute of limitations remained open and determined that no liability existed for uncertain tax positions. The Company has updated its FIN 48 assessment through September 30, 2009 and determined that no adjustments were necessary.

NOTE 6: STOCK BASED COMPENSATION

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company did not pay any stock-based compensation during the period presented.

NOTE 7: LEASES

On June 1, 2008 the Company cancelled its office lease for $20,000. There is $10,000 remaining on this obligation at September 30, 2009 and is included in accounts payable and accrued expenses on the Balance Sheet.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 was to be effective for the Company on January 1, 2008. However, in February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delayed the effective date of SFAS No. 157 for the Company to January 1, 2009. We adopted SFAS 157 on January 1, 2009. The implementation of SFAS 157 in 2009 did not have a significant impact on the Company's financial position or results of operations.

In December 2007, the FASB issued Statement 141 (revised 2007), "Business Combinations" (SFAS 141R) to change how an entity accounts for the acquisition of a business. SFAS 141R will replace existing SFAS 141 in its entirely.

SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling interests in the acquiree. SFAS 141R will eliminate the current cost-based purchase method under SFAS 141.

SFAS 141R amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141R. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141R. This accounting will be required when SFAS 141R becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141R.

The Company adopted SFAS 141R effective January 1, 2009 and will apply its provisions prospectively. The implementation of SFAS 141R in 2009 did not have a significant impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management's opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Unless stated otherwise, the words "we," "us," "our," the "Company," or "Casino Players, Inc." in this section collectively refer to Casino Players, Inc. and Casino Rated Players, Inc.

Who We Are

Casino Players, Inc. (the "Company") was incorporated on July 19, 2005 in the state of Nevada. We are a casino representation company that conducts business under the trade name and service mark "Casino Rated Players." We offer free casino resort rooms to qualified gamblers who are approved by the casino of their choice. Our website is www.CreditRatedPlayers.com. The contents of our website are not incorporated by reference herein.

We have one subsidiary, Casino Rated Players, Inc. ("CRP"), a casino representation company ("Rep Company" or "Casino Rep Company"). A Casino Rep Company is essentially an extension of a casino's marketing department that markets casino resorts to low and high rollers (gamblers) for which it receives a commission based on the player's loss or total wagers during the player's stay at the casino.

We record revenue after a player departs a casino or cruise line if we have confirmation of commission amount due. Sometimes, however, it can take up to a week to receive confirmation that a player has qualified for the Company to receive a commission.

Our casino player is identified when he/she informs the casino dealer/manager that he/she is a "Casino Rated Player" and shows his/her player identification card. The casino manager then writes down the start of the player's playing time and watches to determine average bet and hours played.

The tracking procedure is left up to the casino, and we rely on gaming information provided by the casino's management. In some instances, it has come to our attention that our players' losses and average bets exceeded those reported by the casino, thereby reducing our commissions since we make a
commission based on a player's loss at the casino.   The Company has no
recourse other than to not return players to that casino.

Our business strategy is to utilize the internet to communicate with gamblers and make them aware of our services to provide free rooms and amenities at casinos in North America and the Caribbean.

	To date, the Company has not had advertising funds to market its services. We anticipate revenues increasing after marketing dollars are available to promote the Company's services even though revenues over the past 18 months have been insignificant and the trend has been decreasing. We estimate that we need $60,000 to commence our marketing strategy.

Our Services

Through our website, www.CasinoRatedPlayers.com (the contents of which are not incorporated by reference herein), we offer 4 services to gamblers seeking gambling and entertainment. Applicants complete a reservation form on our website and indicate his/her dates of travel and first and second place priority casinos. The Company returns a confirmation to the applicant to receive a casino rate for his/her room with the betting requirements for the casino of his/her choice. Applicants are charged a one-time $30 per room administrative fee after we confirm their casino room rate and qualifications to earn a free room under "Play to Qualify." We do not charge for any services other than a "Play to Qualify" reservation. "Play to Qualify" is a service we offer to players that do not have a history of gaming and want to qualify for free casino resort rooms. We contact the casino and request a casino rate for "Play to Qualify" rooms. The casino normally offers a discount of 50% off of the normal rate. The player uses his/her credit card to check into the casino and is notified at check out if they qualified for a free room. If they do not qualify, the casino rate is charged to the player's credit card. The player pays the Company a service fee of $30 for making the reservation; and if the player qualifies for a free room, we receive a Casino Rep commission from the casino.

Below is a description of the 4 services we offer:

(1)	Discounted Casino Tour Packages to Non-Qualified players. We create our own casino tour and travel packages to Las Vegas that include a hotel room, a transfer from the airport to the hotel, two buffet meals, one ticket to the show, Jubilee, a $25 match play coupon (the casino provides $25 of gaming chips to start the player's gaming, after the player puts up $25 cash to buy $25 in chips), and discounted wine/spa/and other coupons. Las Vegas is the only destination that we offer gaming tours to non qualified players.

(2)	Complimentary Casino Resort Rooms and Suites.  We offer complimentary casino resort rooms and suites to players that qualify based on average bet and hours of daily playing, confirmed as a qualified player by the casino resort selected by the player. The player contacts us online requesting a free room or "Play to Qualify" room, we respond with a confirmation of their request and follow up with an e-mail, confirming their room after the casino confirms availability and free room or Play to Qualify room rate.

(3)	Poker Cruises to the Caribbean.  We are currently negotiating with two cruise lines to offer "Poker Mini Tournaments" to all passengers. If we are successful, we will operate the tournaments to all passengers and market poker cruises to the public, offering discounted cabin pricing.

 (4)	Free Cruise Cabins to Qualified Players. We offer qualified players complimentary cruise cabins to the Caribbean. The player qualifies by playing casino games for four hours a day with an average bet of $150 or more, depending on the retail value of the cruise.

The Company sent over 100 gamblers to casino resorts in 2007 and less than 50 in 2008. During the nine months ended September 30, 2009, we have sent 80 gamblers to casinos. They were all "Play to Qualify" players.

Casino Licenses

A Casino Rep Company needs a gaming license from each state that the Casino Rep Company wants to send players and a casino rep agreement from the relevant casino. We are licensed in Nevada, New Jersey, the Bahamas, Foxwoods in Connecticut and Puerto Rico. In granting the licenses in the foregoing territories, the relative gaming commissions and casino completed a customary and thorough background check on Joseph Fahoome, the President of Casino Rated Players. We have a total 25 licenses, 14 of which are with Harrah's casinos.

History:

We have been in business since 2004, operating out of Ft. Lauderdale, Florida, and Detroit, Michigan. Our President, Joseph Fahoome, has over 25 years experience in owning and operating a Casino Rep Company in Detroit and relocated to Ft. Lauderdale in 2004 to operate Casino Rated Players. Mr. Fahoome owned a Casino Rep business in Detroit for over 25 years, sending players primarily to Las Vegas and Atlantic City in groups of 10 to 100 players. The marketplace changed in Detroit when three new casinos simultaneously opened in Detroit, all operating 24 hours a day, 7 days a week and offering the same games and entertainment Las Vegas and Atlantic City offered, resulting in dramatic decrease of players' interest in Las Vegas or Atlantic City.

Offices:

Our offices are located at 2400 North Commerce Parkway, Suite 105, Weston, Florida 33326 (10 miles west of Ft. Lauderdale). Our telephone number is
(954) 684-8288.

Going Concern

At September 30, 2009, we had $481 in cash on hand and a stockholders' deficit of $(463,277). In their 2008 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. At December 31, 2008, the Company had $263 in cash and cash equivalents on hand and a net loss of $(26,345). Since our inception on July 19, 2005, the Company has incurred $(808,825) in operating losses.

Industry Trends

Our performance depends on the impact of economic conditions on levels of consumer spending. Recently, the gaming industry has experienced decreasing revenues and several casinos have filed for bankruptcy protection under Chapter 11 of the bankruptcy laws. As a result of the credit market crisis, coupled with declining consumer and business confidence, recession worries, and other challenges currently affecting the global economy, consumers are continuing to curb discretionary spending, which is having an effect on our business.

Certain of our Casino Rep competitors are much larger and well established and have significant financing in place for growth. There are over 800 similar Casino Reps in the marketplace. They may have lower overhead cost structures and may, therefore, be able to provide their products at lower prices than we can. We have elected to focus our marketing efforts on a niche of smaller-stakes players that do not have the financial clout to request free or heavily discounted rooms at many casino destinations.

Casinos are our strongest competition and spend millions of dollars to advertise their loyalty programs to past casino players. In addition, they send direct mailing invitations to our past guests and offer them free rooms and amenities, which exceed our services. Casinos also have hosts on site to take care of players and have the ability to offer more complimentary services then we can offer, which sways the player to go directly to the casino host for their next trip, versus using us. We expect casinos to increase their marketing efforts due to the worldwide decrease of gaming revenues due to the recession.

The Company's success in its business will depend in part upon its continued ability to enhance its existing products and services, to introduce new products and services quickly and cost effectively to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitors of the Company will not develop competitive products, or that any such competitive products will not have an adverse effect upon the Company's operating results.

Moreover, management intends to continue to implement "best practices" and other established process improvements in its operations going forward. There can be no assurance that the Company will be successful in refining, enhancing and developing its operating strategies and systems going forward, that the costs associated with refining, enhancing and developing such strategies and systems will not increase significantly in future periods or that the Company's existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

Results of Operations

For the Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Assets

At September 30, 2009, we had total assets of $6,000, compared to $6,907 compared to December 31, 2008. Total assets at September 30, 2009 consisted of $481 in cash on hand and $5,519 in property and property equipment (net of $4,375 in depreciation). Total assets at December 31, 2008 consisted of $263 in cash on hand and $6,644 in property and equipment (net of $4,000 in depreciation).

Liabilities

Our total liabilities were $469,278 at September 30, 2009 compared to $454,802 at December 31, 2008. The increase was primarily due to $2,624 in loans from shareholders and professional fees of $11,852 accrued.

Total Stockholders' Deficit

Our stockholders' deficit was $(463,277) at September 30, 2009 compared to $447,895 at December 31, 2008. The increase was due to an increase in operating losses of $15,382 for the three quarters ended September 30, 2009.

Revenues

Revenues for the three months ended September 30, 2009 were $4,585 compared to $0 for the three months ended September 30, 2008. Revenues were generated from cruise and gaming commissions. To date, the Company has not had sufficient funds to advertise.

We did not have a 2008 Cruise due to economic problems in Detroit and we have not nor are we planning on having and in 2009.

Detroit gaming opportunity for the Company decreased further in 2009 as the auto industry started laying off employees and those working were concerned they might lose their jobs, deciding not to spend money on Cruises or trips to Las Vegas. Those that still had the desire to gamble could go to three new casinos in Detroit thereby decreasing the Company's opportunity to earn revenues.

Cost of Sales

Cost of Sales for the three month periods ended September 30, 2009 and 2008 were zero. There are no costs of sales in connection with sending gamblers to casino Resorts.

Expenses

The total General and Administrative (G&A) expenses for the three months ended September 30, 2009 were $6,501, as compared to $3,533 for the three months ended September 30, 2008. G&A expenses primarily consist of office rent, telephone charges and professional fees.

Net Losses

Net losses from operations for the three months ended September 30, 2009 were $(1,916) and a loss per share of $(0.00) compared to a net loss of $(3,533) and a loss per share of $(0.00) for the three months ended September 30, 2008.The reduction in losses for the three months ended September 30, 2009 are due primarily to rent reduction and no salaries paid for the three months ended September 30, 2009. Since the Company's inception, it has incurred $(808,825) in net losses. The trend is to continue losing money until funds for advertising and marketing are available.

For the Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Assets

At September 30, 2009, we had total assets of $6,000 compared to $6,907 compared to December 31, 2008. Total assets at September 30, 2009 consisted of $481 in cash on hand and $5,519 in property and property equipment (net of $4,375in depreciation). Total assets at December 31, 2008 consisted of $263 in cash on hand and $6,644 in property and equipment (net of $4,000 in depreciation).

Liabilities

Our total liabilities were $469,278 at September 30, 2009 compared to $454,802 at December 31, 2008. The increase was primarily due to $2,624 in loans from shareholders and professional fees of $11,852 accrued.

Total Stockholders' Deficit

Our stockholders' deficit was $(463,277) at September 30, 2009 compared to $447,895 at December 31, 2008. The increase was due to an increase in operating losses of $(15,382) for the three quarters ended September 30, 2009.

Revenues

Revenues for the nine months ended September 30, 2009 were $8,541 compared to $4,200 for the nine months ended September 30, 2008. Revenues were generated from cruise and gaming commissions. To date, the Company has not had sufficient funds to advertise.

We did not have a 2008 Cruise due to economic problems in Detroit and we have not nor are we planning on having and in 2009.

Detroit gaming opportunity for the Company decreased further in 2009 as the auto industry started laying off employees and those working were concerned they might lose their jobs, deciding not to spend money on Cruises or trips to Las Vegas. Those that still had the desire to gamble could go to three new casinos in Detroit thereby decreasing the Company's opportunity to earn revenues.

Cost of Sales

Cost of Sales for the nine month periods ended September 30, 2009 and 2008 were $0. There are no costs of sales in connection with sending gamblers to casino Resorts.

Expenses

The total General and Administrative (G&A) expenses for the nine months ended September 30, 2009 were $19,885, as compared to $34,078 for the nine months ended September 30, 2008. G&A expenses primarily consist of office rent, telephone charges and professional fees.

Net Losses

Net losses from operations for the nine months ended September 30, 2009 were $(15,382) and a loss per share of $(0.001) compared to a net loss of $(29,878) and a loss per share of $(0.001) for the nine months ended September 30, 2008.The reduction in losses for the nine months ended September 30, 2009 are due primarily to rent reduction and no salaries paid for the nine months ended September 30, 2009. Since the Company's inception, it has incurred $(808,825) in net losses. The trend is to continue losing money until funds for advertising and marketing are available.

Liquidity and Capital Resources

At September 30, 2009, we had $481 in cash on hand, liabilities totaling $469,278 and a stockholders' deficit of $463,277. In their 2008 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. To date, the Company has financed its operations from private sales of its common stock and from loans totaling $25,845 from the Company's officers and directors as of September 30, 2009. These loans are not pursuant to any written agreement. The Company has agreed to repay such loans upon the receipt of sufficient capital.

On October 28, 2009, the SEC declared our Registration Statement on Form S-1 (File No.: 333-128351) (the "Registration Statement") effective. Pursuant to the Registration Statement, we registered 12 million shares of common stock to be offered by us on a "best efforts" basis at a purchase price of $0.25 per share. We also registered 6,000,000 shares for resale by the selling stockholders named in the Registration Statement. If we sell all of the 12 million shares offered by us in the offering, of which there can be no assurances, we will receive gross proceeds of $3,000,000. We will not receive any proceeds from the resale of shares offered by the selling stockholders named in the Registration Statement. We will depend on generating sufficient proceeds from the offering to fund our operations. There is no minimum share purchase requirement and there is no guarantee as to the amount of proceeds
that will result from the offering, if any.   The going concern opinion of the
auditors might negatively impact our ability to raise capital to fund our operations or pursue our business strategy and our investors' ability to sell their shares of the Company's common stock. If we do not raise sufficient amount of funds from the offering and/or subsequent private and public offerings, we might have to cease operations.

Since the date our Registration Statement was declared effective by the SEC, we have been searching for a registered broker/dealer to make an application with the Financial Industry Regulatory Authority (FINRA) to act as a market maker of our common stock and to have our common stock quoted on the OTC Bulletin Board (OTCBB). To date, no market maker has been identified and there can be no assurance that one will be or if identified, that its application will be approved by FINRA. Even if our common stock is approved for quotation on the OTCBB, there can be assurance that a market for our common stock will develop or if developed, be sustained.

At the current time, we do not have enough capital to fund our operations for
the next 12 months.   We expect that the net proceeds from the sale of at
least fifty (50%) percent of the shares offered by the Company in the offering will sustain its operations for a period of twelve months. There is no assurance that the net proceeds will be received in time to meet our needs. Our board of directors reserves the right to reallocate the use of proceeds to meet unforeseen events. Pending their use, we may deposit proceeds in commercial bank accounts or invest them in money market funds for short-term government obligations.

Deferred Compensation

At September 30, 2009, Mr. Forhan, our Chief Executive Officer, Chief Financial Officer and Chairman, is owed $178,900 in deferred compensation and Mr. Fahoome, our President and Director, is owed $221,000 in deferred compensation. Management stopped accruing wages June 30, 2007 and will not receive wages until the Company generates revenue to pay wages. When funds become available management will pay down the deferred compensation over a period of twelve months, or longer; depending of working capital available.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements.

On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.

We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Critical accounting policies identified are as follows:

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collect ability is reasonably assured. The Company uses these guidelines to recognize revenues from our customers:
Cruise lines and casinos. We record revenue after a player departs a casino or Cruise line if we have confirmation of commission amount due. Sometimes, however, it can take up to a week to receive confirmation that a player has qualified for the Company to receive a commission. We record as accounts receivable and accrue revenue. The revenue is received in 30 -45 days after the player departs, and the receivable is adjusted based on the actual check is received.

Use of Estimates

The Company's significant estimates include allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company's estimates, the Company's financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, debenture and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Accounts Receivable

The Company extends credit to its customers (casinos and Cruise lines) in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. The company generates Accounts Receivable when it delivers players and the casino or Cruise line qualifies the player and approves payment to the company. The receivables are normally paid in 30 - 45 days after player departs the casino or Cruise lines. We have receivables from casino and Cruise lines when we deliver players, the commissions are accrued revenues and receivables. We have reduced Accounts Receivables a few times when our estimated revenues were reduced when actual commissions were received.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Machinery and equipment are depreciated over 3 to 10 years. Furniture and fixtures are depreciated over 7 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

 The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value.

Other Intangible Assets

Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company's intent to do so.

The Company presents "basic" and, if applicable, "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the conversion of debentures, were issued during the period.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company did not pay any stock-based compensation during the period presented.

Accounting for Warrants and Freestanding Derivative Financial Instruments

The Company evaluates its warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). If the warrant is determined to be a derivative, the fair value of the warrants is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

Intangible Assets and Related Impairment of Long-lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of shall be classified as held for sale and are reported at the lower of the carrying amount or fair value less costs to sell.

Income taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Had income taxes been determined based on an effective tax rate of 37.6% consistent with the method of SFAS 109, the Company's net losses for all periods presented would not materially change.

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141(R) "Applying the Acquisition Method," which is effective for fiscal years beginning after December 15, 2008. This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141(R) applies the concept of fair value and "more likely than not" criteria to accounting for contingent consideration, and pre-acquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer's interest and will be expensed as incurred. The Company does not expect that the impact of this standard will have a significant effect on its financial condition and results of operations.

In December 2007, the FASB also issued FAS No. 160, "Accounting for Noncontrolling Interests," which is effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests.

The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In February 2007, the FASB issued FAS No. 159, "Fair Value Option" which provides companies an irrevocable option to report selected financial assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

FAS 159 is effective for entities as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, "Fair Value Measurements" ("FAS 157"), which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

 	* We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of both our Principal Executive Officer and Principal Financial Officer. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II
                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to nor are we threatened with or have any knowledge of any claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Going Concern

At September 30, 2009, we had $481 in cash on hand and stockholders' deficit of $(463,277). For the nine months ended September 30, 2009, we generated $8,541 in revenues, compared to $4,200 for the nine months ended September 30, 2008. In our auditors' 2008 audit report, they have expressed their doubt as to our ability to continue as a going concern. We do not currently have
enough capital to fund our operations for the next 12 months.   We estimate
that we will need $500,000 to fund our operations for the next 12 months. The going concern opinion of the auditors might negatively impact our ability to raise capital to fund our operations or pursue our business strategy and your ability to sell your shares of the Company's common stock. If we do not raise sufficient amount of funds from this offering and/or subsequent private and public offerings, we might have to cease operations.

You may never realize a return on your investment.

THERE IS NO ASSURANCE THAT A PURCHASER OF SHARES WILL REALIZE A RETURN ON HIS INVESTMENT OR THAT HE WILL NOT LOSE HIS ENTIRE INVESTMENT IN THE COMPANY. To date, the Company has limited operations and revenues. We have never earned a profit and there can be no assurance that we will ever achieve profitable operations. Our ability to implement our business plan is dependent, among other things, on the completion of this Offering. If we fail to raise any or a sufficient amount of money in this offering, we may fail as a business. Even if we raise sufficient amount of funding in this Offering, there can be no assurance that our business model will succeed.

Current conditions in the global markets and general economic pressures may adversely affect consumer spending and our business and results of operations.

Our performance depends on the impact of economic conditions on levels of consumer spending. Recently, the gaming industry has experienced decreasing revenues due to the prolonged recession, high unemployment, and decreased consumer spending and several casinos have cut back on the amount of complimentary number of rooms and other travel and other complimentaries (also known in the industry as "comps") and have filed for bankruptcy protection under Chapter 11 of the bankruptcy laws. As a result of the credit market crisis, coupled with declining consumer and business confidence, the recession, high unemployment, comps and other challenges currently affecting the global economy, consumers are continuing to curb discretionary spending, which is having an effect on the gaming industry which adversely affects our business. An extended duration or deterioration in current economic conditions could have a further material adverse impact on our financial condition and results of operations.

Casinos have been reducing their complimentaries.

In light of the recession and gamblers' decrease in discretionary income, casinos have been reducing their comps in order to increase their gross margins. Since we depend on such comps to pass on to our customer, our business may be materially adversely affected if cannot require comps and/or we fail to grow our business, including, but not limited to, acquiring profitable Casino Rep Companies.

We are dependent on our management team.

We believe that our success will depend on the experience of William Forhan, our Chief Executive Officer, Chief Financial Officer and Chairman, and Joseph Fahoome, our President and Director. The loss of their services would have a materially adverse effect on our business.

Local casinos and slot parlors could hurt our business.

We face intense competition. Over the past few years, many states have permitted and continue to permit casino companies to build and operate slot parlors and casino resorts in their states in order to provide employment, tourist dollars and taxes. Many casino resorts and casino parlors have been marketing their business to gamblers who frequent Las Vegas and/or Atlantic City. Gamblers who wish to save time and money by frequenting local slot parlors and casinos, especially in light of the current recession and decrease in discretionary income, have been adversely affecting casino resorts in Las Vegas and Atlantic City as well as other destinations. Therefore, competition
in our industry is high and intense and becoming more so.   We do not know
when or if, such traditional destinations will return to their prior levels. Our business and stock price could be adversely be affected by the proliferation of local casinos and slot parlors.

We do not have any way of collecting commissions in certain instances.

A complimentary room policy is also available directly from the casino resort since the casino's marketing department is constantly soliciting players to visit their casino by offering free rooms as a motivation to play at the casino where they stay instead of going to other casinos. The casinos are trying to increase their database of players. The Casino Rep's commissions are protected by the casino if the player was delivered by a Casino Rep and the player has been to the casino in the past 12 months. Casino contracts are in writing with all casinos outlining the casino qualifications to earn a free room and commission paid to the Casino Rep Company. The Company does not have any way of enforcing a casino contacting a Casino Rep's player before 12 months have elapsed, unless a player advises the Rep Company that he/she was contacted. The casino does not pay a commission after the 12 month period has passed. They are then considered the casino's customer unless the Rep Company sends the player back to the casino before the player accepts a casino invitation. Our inability to enforce a casino contacting a Casino Rep's player before 12 months have elapsed, unless the player advises us that he was contacted, could materially affect our business operations.

Cruise ships might limit our poker tournaments to only those players we bring on board.

In April 2005, the Company operated one seven night cruise mini poker tournament (the "Poker Cruise") on a cruise ship before the ship sailed the Caribbean to the Mediterranean. The poker tournament was to be available to all passengers on board. However, the cruise line changed its decision once it departed and only let the Company's 10 poker passengers play, denying that opportunity to the other 1,800 passengers. The Company did not have a legal contract signed by the cruise company. We had detailed emails from their corporate Director of Marketing confirming all passengers could play, but the ships Chief Operating Officer ignored the emails and restricted passengers playing. The financial results were disappointing because we had 12 staff members on board and the tournament was limited to only the ten cruise players we had brought. The Company had not operated any additional Poker Cruises.
The Company is in discussions with another cruise line to lease public space and offer mini-tournaments to all cruise passengers; and the Company continues negotiating with the original cruise company for future sailings. The Company does not intend to use this cruise line without a written and enforceable contract in place. If we are unable to obtain written contracts with cruise ships in the future, we will not be able to enforce our agreed upon arrangements with them and our business could suffer as a result of this.

Our limited operating history will make it difficult to evaluate an investment in our common stock.

Casino Players, Inc. commenced operations in July 2005 which may make it difficult for you to evaluate our business and prospects based on prior performance. We have limited revenues, and our business model requires us to secure working capital for marketing expenses. If our model fails, then we will fail as a company. While we did purchase assets of our predecessor, Casino Rated Players, Inc., that business had been dormant from March 2005 to December 2005 because of lack of working capital to market the services. Therefore, when we purchased these assets, we had to recommence the business and attempt to raise necessary working capital to market our services. Unless we raise sufficient funds in this offering, we won't be able to succeed in our business model.

We may not be able to retain managers and executives.

We cannot assure you that our systems, procedures and controls will be adequate to support our operations as they expand. Presently, Mr. William Forhan, our CEO, CFO and Chairman, and Mr. Joseph Fahoome, our President and a Director, are the only members of our management team. We do not have any other employees. If we succeed in raising capital, and if our managers effectively utilize that capital and we grow quickly, such future growth could impose significant added responsibilities on them, including the need to identify, recruit and integrate new senior level managers and executives. We cannot assure you that such additional management will be identified and retained by us. If we are unable to manage our growth efficiently and effectively or are unable to attract and retain additional qualified management, then there could be a material adverse effect on our financial condition and results of operations.

We face very strong competition from Casino Representatives (Casino Reps).

Certain of our Casino Rep competitors are much larger and well established and have significant financing in place for growth. There are over 800 similar Casino Reps in the marketplace. They may have lower overhead cost structures and may, therefore, be able to provide their products at lower prices than we can. We have elected to focus our marketing efforts on a niche of smaller-stakes players (and their families) that do not have the financial clout to request free or heavily discounted rooms at many casino destinations. Therefore, we can give no assurance that we will ever be able to secure long-term and profitable customer accounts.

We also face very strong competition from casinos.

Casinos are our strongest competition and large sums of money to advertise their loyalty programs to past and potential casino players. In addition, they send direct mailing invitations to our past guests and offer them free rooms and amenities, which exceed our services. Casinos also have hosts on site to take care of players and have the ability to offer more complimentary services then we can offer, which sways the player to go directly to the casino host for their next trip, versus using us.

A majority of our commissions will be from 14 of Harrah's casinos. The loss of our relationship with Harrah's could have a material adverse effect on our business operations.

Fourteen of our 25 licenses are with Harrah's casinos. If we were to lose our licenses with Harrah's, we would seek similar license from competitive casinos in the marketplaces desired. Our failure to get similar licenses with other casinos could have a material adverse affect on our business operations.

Player referrals to casinos are currently our only revenue stream.

CRP derives revenues from casino referrals that are paid on the players betting volume and or losses. The Company faces the risk that a player will not play as much as is required to qualify for a commission, resulting in the casino not paying CRP a commission. This could affect the relationship with the casino and the company if it happened on a regular basis. Our business model requires us to expend significant sums on marketing our web site in order to attract new players to use our services. player referral to casinos is the only way in which we create revenue. If we do not raise sufficient working capital, then we won't be able to compete.

The commissions received from casinos are based upon the players' hours played per day and amount of the average bet.

The casino will issue a report to us after the player departs, which outlines the hours played, the amount of wins or losses, and the commission paid for delivering the player to the casino. We rely on the casinos' reports and do not have the ability to independently verify or challenge them. There are times when players have advised us that they lost more than the casino reported; however, we do not have recourse with the casinos.

The voting control by our directors and officers will make it unlikely for other stockholders to effect change even if they are dissatisfied with management's performance.

Our officer and directors beneficially own approximately 68.3% of Casino Players Inc's currently issued and outstanding shares of common stock. Even if all 12,000,000 of the shares covered by this Registration Statement are sold, Mr. Forhan and Mr. Fahoome will continue to own more than 48.4% of all outstanding shares, and will, as a practical matter, be able to prevent other stockholders from participating in decisions, such as the election of directors, which affect our management and business direction.

Our corporate structure has certain anti-takeover aspects.

Under our Certificate of Incorporation, our Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the rights and preferences of the shares of any such series without stockholder approval. Any series of preferred stock is likely to be senior to the Common Stock with respect to dividends, liquidation rights and, possibly, voting rights. In addition, since effective control of the Company is held by William Forhan and Joseph Fahoome voting together, they can limit or prohibit others from attempting to take over control of the Company and could have the effect of discouraging unsolicited acquisition proposals and other attempts to buy our company. Further, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficial to our shareholders.

We may never pay dividends.

To date, we have not paid any cash dividends on our common stock. Even if we become profitable in the future, it is likely that we will retain much or all of our future earnings to finance future growth and expansion.

There is currently no market for our stock, if one ever develops and maintained and there may only be limited ways to transfer your shares.

There is currently no market for our stock. Since the date our Registration Statement was declared effective by the SEC on October 28, 2009, we have been searching for a registered broker/dealer to make an application with the Financial Industry Regulatory Authority (FINRA) to act as a market maker of our common stock and to have our common stock quoted on the OTC Bulletin Board (OTCBB). To date, no market maker has been identified and there can be no assurance that one will be or if identified, that its application will be approved by FINRA. Even if our common stock is quoted on the OTCBB, there can be assurance that a market for our common stock will develop or if developed, be sustained.

State laws may limit re-sales of the Shares.

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having our shares of common stock shares available for trading on the OTCBB, investors should consider any secondary market for the Company's securities to be a limited one. We intend to seek coverage and publication of information regarding the Company in an accepted publication, which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual.

The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they 'recognize securities manuals' but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Sales of a substantial amount our common stock in the future could cause our stock price to fall.

Some stockholders hold a substantial number of shares of our common stock. If we are successful in developing a secondary market for our shares, then sales of a substantial number of shares of our common stock within a short period of time in the future could impair our ability to raise capital through the sale of additional debt or stock and/or cause our stock price to fall. Typically, if the market for a company's stock is not highly liquid and the holder of a substantial number of shares attempts to sell quickly a large number of shares, the price for the shares will decrease, sometimes at a rapid rate. In this situation, potential equity or convertible debt funders to the Company may be reluctant to provide financing since the value of their equity rights might decrease substantially. Also, the value of your shares might decrease substantially.

We plan to use our stock to pay, to a large extent, for future acquisitions and this would be dilutive to investors.

We plan to use additional stock to pay, to a large extent, for future acquisitions, and believe that doing so will enable us to retain a greater percentage of our operating capital to pay for operations and marketing. Price and volume fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for acquisitions, or it could cause us to offer stock as consideration for acquisitions on terms that are not favorable to us and our shareholders. If we did resort to issuing stock in lieu of cash for acquisitions under unfavorable circumstances, it would result in increased dilution to investors.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

Since the effectiveness of the Registration Statement, we have been required to file periodic and other reports with the SEC. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to perform an evaluation of our internal controls over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2009, and have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet completed our effectiveness evaluation. As a result, we cannot guarantee that we will not have any material weaknesses reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming.
If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation or disagrees with management's report on the Company's internal control over financial reporting, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, and cause potential stockholders and clients to lose confidence in our financial reporting, which could harm our business and the value of our common stock. Also, our failure to maintain effective internal controls may increase our susceptibility to fraud and error and may also expose our company and its officers and directors to additional liability.

We are subject to the penny stock rules, which may adversely affect trading in our common stock.

Currently our common stock is a "low-priced" security under the "penny stock" rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealers' duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent abuses normally associated with "low-priced" securities from being established with respect to our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, we sold the following securities without registration:

a)	In July 2005, the Company issued 9,000,000 million common shares, valued at $90,000 to Joseph Fahoome for service on the Board of Directors and employee compensation. The Company relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) promulgated thereunder, based on the fact that the issuance did not involve a public offering.

b)	In July 2005, the Company issued 9,000,000 million common shares, valued at $90,000 to William Forhan for service on the Board of Directors and employee compensation. The Company relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) promulgated thereunder, based on the fact that the issuance did not involve a public offering.

c)	On November 29, 2005, the Company issued 200,000 common shares, valued at $2,000 to David Dreslin for business consulting services. The Company relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) promulgated thereunder, based on the fact that the issuance did not involve a public offering.

d)	On November 19, 2005, the Company issued 4,000,000 common shares, valued at $40,000 to Invicta Group, Inc. for purchase of assets, including "Casino Rated Players" name and trademark, web site, and marketing materials and customer list. The Company relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) promulgated thereunder, based on the fact that the issuance did not involve a public offering.

e)	On November 29, 2005, the Company issued 2,000,000 common shares, valued at $20,000 to David Scott, for consulting services relating to Internet marketing strategies. The Company relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) promulgated thereunder, based on the fact that the issuance did not involve a public offering.

f)	The Company had engaged iVest Investments, LLC as counsel to the Company to prepare this registration statement and to provide 12 months of legal services after the registration statement was declared effective by the SEC.
In consideration for such services, on November 29, 2005, the Company issued an aggregate of 2,900,000 shares of common stock of the Company to iVest Investments, LLC. The Company relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) promulgated thereunder, based on the fact that the issuance did not involve a public offering.

In May 2007, the Company dismissed iVest Investments LLC; and the Company and iVest verbally agreed to cancel 1,900,000 shares of the 2,900,000 shares the Company had originally issued iVest and for iVest to retain the remaining 1,000,000 shares. J. Bennett Grocock has ultimate voting and dispositive control of the shares held by iVest Investments, LLC.

g)	On November 29, 2005, the Company issued 2,200,000 common shares, valued at $22,000 to Double Diamond Investments, Inc., a Nevada corporation, for business consulting services performed pursuant to an agreement with a related company, Big Apple Consulting, U.S.A., Inc., to individuals for service on the Board of Directors, consulting, investor relations and employee compensation. The Company relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) promulgated thereunder, based on the fact that the issuance did not involve a public offering.

Item 3.   Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

On October 30, 2009, the Company filed a Registration Statement on Form S-8 (File No.: 333-162786) wherein the Company registered under the Securities Act of 1933, as amended, 2,900,000 share of common stock issuable under the Company's 2009 Incentive Compensation Plan.

Item 6.   Exhibits.

Exhibit No.:	Description:

31.1	Certification by William G. Forhan, Principal Executive Officer and
Principal Financial and Accounting Officer of Casino Players Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by William G. Forhan, Principal Executive Officer and
Principal Financial and Accounting Officer of Casino Players Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

					CASINO PLAYERS, INC.

					By: /s/ William G. Forhan
					William G. Forhan, CEO, CFO, and Chairman
					(Principal Executive Officer)
					(Principal Financial and Accounting Officer)

Date:  November 9, 2009