Form 10-K
period 2009-12-31
CASINO PLAYERS, INC.
filed 2010-03-19
CIK 1374536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

               For the fiscal year ended:     December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

              For the transition period from ________ to ________

                        Commission File No. 333-138251

                             CASINIO PLAYERS, INC.
            (Exact name of registrant as specified in its charter)

Nevada 	 	54-2156042
(State or other jurisdiction of	 	(I.R.S. employer
incorporation or formation)	 	identification number)

                           2400 N. Commerce Parkway
                                   Suite 105
                               Weston, FL 33326
                   (Address of principal executive offices)

                 Registrant's telephone number:	(954) 684-8288

                                      N/A
                    (Former name, former address and former
                  fiscal year, if changed since last report)

                                  Copies to:
                             The Sourlis Law Firm
                           Virginia K. Sourlis, Esq.
                               214 Broad Street
                          Red Bank, New Jersey 07701
                               T: (732) 530-9007
                               F: (732) 530-9008
                              www.SourlisLaw.com

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 229.405 of this chapter) during the preceding 12months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.    [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

There is currently no market for any of our securities.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 19, 2010, there were 30,456,700 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

                                    PART I

                          FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Business

Casino Players, Inc. (the "Company," "Registrant," "CPI," "we," "our(s)" and "us" and similar terms) was incorporated in the state of Nevada on July 20, 2005. We are a casino representative company (a "Casino Rep Company") that conducts business under the trade name and service mark "Casino Rated Players." We offer free casino resort rooms to qualified gamblers approved by certain casino resorts. We have been in business since 2004, operating out of Ft. Lauderdale, Florida and Detroit, Michigan. Our President, Joseph Fahoome, has over 25 years experience in owning and operating a Casino Rep Company in Detroit and relocated to Ft. Lauderdale in 2004 to operate Casino Rated Players. Mr. Fahoome owned a Casino Rep Company in Detroit for over 25 years, sending players primarily to Las Vegas and Atlantic City in groups of 10 to 100 players. The marketplace changed in Detroit when three new casinos simultaneously opened in Detroit, all operating 24 hours a day, 7 days a week and offering the same games and entertainment Las Vegas and Atlantic City offered, resulting in dramatic decrease of players' interest in Las Vegas or Atlantic City.

On September 30, 2005, we acquired Casino Rated Players, Inc. ("CRP"), a former Casino Rep Company with licenses with 25 casinos in North America, 14 of which are with Harrah's. A Casino Rep Company is essentially an extension of a casino's marketing department that markets casino resorts to low and high rollers (gamblers) for which it receives a commission based on the player's loss or total wagers during the player's stay at the casino resort.
In consideration for CRP, we issued 4,000,000 shares of restricted common stock to Invicta Group Inc. ("Invicta"), the former owner of CRP. Invicta transferred those shares to William Forhan, the Company's Chief Executive Officer, Chief Financial Officer and Chairman, on June 28, 2008 when Mr. Forhan agreed to forgive two of Invicta's liabilities to Mr. Forhan: $200,000 accrued wages to Mr. Forhan and a $245,000 loan due to Mr. Forhan. Mr. Forhan was a related party as he was the Chief Executive Officer of Invicta at the time of the acquisition and transfer and the Chief Executive Officer of Casino Players, Inc. at the time of the transfer. The independent directors of Invicta negotiated on behalf of Invicta.

Going Concern

At December 31, 2009, we had $117, in cash on hand, an accumulated deficit of $847,943 and a stockholders' deficit of $465,695. For the twelve months ended December 31, 2009, we had revenues of $11,082 and a net loss of $54,500, compared to $4,200 in revenues and a net loss of $34,849 for the fiscal year ended December 31, 2008. In our auditor's 2009 audit report, they expressed their doubt as to our ability to continue as a going concern. We do not currently have enough capital to fund our operations for the next 12 months. We estimate that we will need $500,000 to fund our operations for the next 12 months.

On October 28, 2009, our Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the SEC. In the Registration Statement, we registered 6,000,000 shares of common stock on behalf of the Selling Stockholders named in the Registration Statement and 12,000,000 of common stock to be sold by Company at a price of $0.25 per share. We will not receive any funds from shares sold by the Selling Stockholders. We will only receive funds from shares we sell. We will depend on generating sufficient proceeds from the offering to fund our operations. To date, we have sold 6,700 shares to 36 shareholders pursuant to the Registration Statement. In the event the Company is not successful in selling any shares of common stock pursuant to the Registration Statement or in subsequent private or public offerings, the Company's Chief Executive Officer, William G. Forhan, has agreed to continue to fund the Company's operations until any such financing can be consummated.

We expect the net proceeds from the sale of at least fifty (50%) percent of the shares registered in the Registration Statement will sustain its operations for a period of 12 months. There is no assurance that the net proceeds will be received in time to meet our needs.

Our Services

Through our website, www.CasinoRatedplayers.com (the contents of which are not incorporated by reference herein), we offer four services to gamblers seeking gambling and entertainment. Applicants complete a reservation form on our website and indicate his/her dates of travel and first and second place priority casinos. The Company returns a confirmation to the applicant to receive a casino rate for his/her room with the betting requirements for the casino of his/her choice. Applicants are charged a one-time $30 per room administrative fee after we confirm their casino room rate and qualifications to earn a free room under "Play to Qualify." We do not charge for any services other than a "Play to Qualify" reservation.
Below is a description of the four services we offer:

(1)	Discounted Casino Tour Packages to Non-Qualified players. We create our own casino tour and travel packages to Las Vegas that include a hotel room, a transfer from the airport to the hotel, two buffet meals, one ticket to the show, Jubilee, a $25 match play coupon (i.e., the casino provides $25 of gaming chips to start the player's gaming, after the player buys $25 in chips.), and discounted wine/spa/and other coupons. Las Vegas is the only destination that we offer gaming tours to non qualified players.

(2)	Complimentary Casino Resort Rooms and Suites.  We offer complimentary casino resort rooms and suites to players that qualify based on average bet and hours of daily playing, confirmed as a qualified player by the casino resort selected by the player. The player contacts us online requesting a free room or "Play to Qualify" room. We respond with a confirmation of their request and follow up with an email confirming their room after the casino confirms availability and free room or "Play to Qualify" room rate. "Play to Qualify" is a service we offer to players that do not have a history of gaming and want to qualify for free casino resort rooms. We contact the casino and request a casino rate for "Play to Qualify" room. The casino normally offers a discount of 50% off of normal rate. The player uses his credit card to check into the casino and will be notified at check out if they qualified for a free room. If they do not qualify, the casino rate will be charged to the player's credit card, receiving a discounted room rate. The player pays the Company a service fee of $30 for making the reservation, and if the player qualifies for a free room, we receive a casino rep commission from the casino.

(3)	Poker Cruises to the Caribbean.  We are currently negotiating with two cruise lines to offer "Poker Mini Tournaments" to all passengers. If we are successful, we will operate the tournaments to all passengers and market poker cruises to the public, offering discounted cabin pricing.

(4)	Free Cruise Cabins to Qualified Players. We offer qualified players complimentary cruise cabins to the Caribbean. The player will qualify by playing casino games for four hours a day with an average bet of $150 or more, depending on the retail value of the cruise.

Qualification for complimentaries (known as "comps") typically is based on a gambler having to play table games or slot machines for a minimum of four hours per day, with average hands from between $50 to 150 for table games and from $1 to 5 for slot machine play. The availability and extent of complimentary products and services is dependent upon the gaming history of the player. The casino determines the average bet and whether the player is qualified for a free room or "Play to Qualify" room.

The Company derives its revenue from the commissions earned from travel suppliers, casino Resorts and on the direct sale of travel and gaming related
products.   For the twelve months ended December 31, 2009, we had revenues of
$11,082 and a net loss of $54,500, compared to $4,200 in revenues and a net
loss of $34,849 for the fiscal year ended December 31, 2008.   The Company has
performance contacts with various casinos that, based upon average play and wagering the Company receives an agreed upon percentage of the casinos theoretical revenue. No commission is recognized as revenue until confirmation of receipt of the commission.

The percentage of our compensation varies from casino to casino, but generally averages between 10% and 15% percent of the player's estimated average bet per hand multiplied by the estimated number of hands per hour of play in domestic casinos, and 10% to 15% percent of the player's estimated losses at Caribbean casinos. Casinos do not deduct the cost incurred to obtain a player from a Casino Rep's commission. If a player visits a Caribbean casino and wins, the casino pays the Casino Rep Company a flat fee of $50-$100 for delivering the player to the casino.

The casinos offer all players, at hotel check in, a "Players Card" that is used for tracking the player's waging activity. When a player plays slots, they put their card into slot machine and remove it when they are done. The casino tracks by computer the time played, average bet, total bet, and win or losses. The player that plays a table game (such as craps or black jack) put his/ her Players Card on the table and a host from casino manually records when they started and ended gaming play. The amount of wages are watched from cameras and so noted. The tracking for slots is accurate but the table calculation has a potential for inaccuracy. The casinos have no recourse against us if the players we provide them do not gamble at the levels expected. The casino will often take a Casino Rep Company's reference for a new player and provide him a complimentary room. Traditionally, a casino does not offer anything free to an unknown player, but will offer the player an opportunity to "Play to Qualify." The casino will offer a casino rate for a room (normally 50% off the rate a non player pays, for a maximum of 3 nights). The player checks into the casino with a credit card with the understanding he/she will be charged a casino room rate if he/she does not qualify for a free room. The casino will have a player's rating ready for early morning check out, and, if they played for the minimum qualifications, they will receive a complimentary room and are invited back for a free room in the future. If the player qualifies, the Company receives its commission. If the player does not qualify, then nothing is paid to the Company and the player pays the casino rate for the room.

Our player is identified when he/she advises the casino dealer/manager that he/she is a "Casino Rated Player" and shows a player ID Card. The casino manager then writes down the start of playing time and watches to determine average bet and hours played. The tracking procedure is left up to the casino, and the Casino Rep Company has to rely on gaming info provided by the casino management. In some instances, it has come to our attention that our players' losses and average bets exceeded those reported by the casino, thereby reducing our commissions since we make a commission based on a player's loss
at the casino.   The Company has no recourse other than to not return players to such casinos who under report our player's losses and average bets.

Governmental Regulation -- Casino Licenses
A Casino Rep must qualify for a gaming license in every state that it, he or she wants to receive gaming commission that offers gambling and then with a respective casino resort that is offering a commission for the Casino Rep's delivering eligible players to their property. Once a Casino Rep is licensed with a casino resort, it may request free rooms or suites for qualified players and receive a commission from the dollars played. There are over 800 Casino Rep Companies in the United States that are licensed in one or more states, each receiving a commission from the licensed casino resort. Casino resorts utilize individuals Casino Reps to market their casino play to high and low rollers and pay a commission to licensed individuals and companies that send qualified players. The license procedure for a casino rep in the state in which he or she submits a casino license application includes a financial and personal background approval, including references of strong character, no delinquent payments for alimony or child support, DUI, and poor credit status, by each state or government that has legalized gambling. The objective of the states or government is to keep the image of the gaming industry clean and to assure casino resorts that a thorough investigation has been completed. The casino will also do its own personal investigation of a potential Casino Rep even though the state has approved the individual to receive commissions from a licensed casino resort. An annual fee is charged by the state ranging from $700 in Nevada to $800 in Mississippi and is renewable annually when the Casino Rep pays a renewal fee and receives a new favorable background check from his local police department. The Company's President, Joseph Fahoome, is licensed in Nevada, New Jersey, Connecticut, and the Bahamas. The Company needs at least one officer to be licensed to qualify for commissions from casino resorts. Joseph Fahoome is licensed at 14 of Harrah's casinos, Nassau Bahamas' Crystal Palace and Trump Plaza casino in Atlantic City. The licenses were obtained by completing each state's due diligence forms and receiving a background report from a local police department.

Business Strategy

Our business strategy is to utilize the internet to communicate with gamblers, make them aware of our services to provide free rooms and amenities at casinos in North America and the Caribbean. The Company sent over 100 gamblers to casino resorts in 2007, less than 50 in 2008 and approximately 90 gamblers in 2009.
We learn of a player's gaming history by asking the potential player a series of questions and then contacting the casino at which the player claims he/she should receive complimentary rooms to verify his/her playing history. The casinos also have a service for verification of a player's credit and playing trends, which are checked by using the player's name, address and birth date. The service is not available to Casino Rep companies directly. We are required to directly contact the casino for verification. The casino determines the play of the player and prepares a report to the Casino Rep Company that verifies the average bet, hours played, amount won or lost and commission due to the Casino Rep. The casino's report is generated by visually observing and monitoring table games (craps, blackjack roulette, etc.) and the slot play is measured by the slot machine computer chip by the minute. The complimentary room policy is also available directly from the casino resort since the casino's marketing department is constantly soliciting players to visit their casino by offering free rooms as a motivation to play at the casino where they stay instead of going to other casinos. The casinos are trying to increase their database of players. The Casino Rep's commissions are protected by the casino if the player was delivered by the Casino Rep and the player has been to the casino within the past 12 months. The Company does not have any way of enforcing a casino contacting a Casino Rep's player before 12 months have elapsed, unless a player advises the Rep Company that he/she was contacted. The casino does not pay a commission after the 12 month period has passed. They are considered the casino's customer in the future unless the Casino Rep sends the player back to the casino before the player accepts a casino's invitation.

Marketing Strategy

We currently are not doing any marketing. Our targeted customer is a gambler who has a gaming and entertainment budget close to $200 a day or more. We estimate that we need $60,000 to commence our marketing strategy. The goal is to market our services to gamblers through the internet and by eventually purchasing ad space in Sunday travel sections of newspapers if and when we have sufficient funds to do so.
Our Players, Inc. database has grown to over 1,000 people from Joseph Fahoome's Casino Rep Company that was headquartered in Detroit, Michigan.
Mr. Fahoome co-owned a Casino Rep Company in Detroit for 25 years and operated tour and travel packages to Las Vegas, Nassau, and Atlantic City. He also sent players to casino Resorts in those locations. Joseph Fahoome's company, VIP Junkets Inc., was dissolved on June 30, 2004. We plan on utilizing Mr. Fahoome's experience of and contacts within the casino industry. Casino Players, Inc. currently has a database of qualified players to whom we offer free rooms, meals, and transportation. Our database is only available to us. The Company's database includes names and home addresses but not telephone numbers or emails. We intend to lease email lists and hire one or more email broadcasting companies to send emails to gamblers that have opted-in for gaming information to be sent to their respective addresses. In the past, we have used the services of companies that specialize in email internet broadcasting to send email invitations to a leased database of opt-in gamblers that are seeking gaming invitations to visit casinos. The leased database is paid per campaign and does not belong to the Company.
We also anticipate using the email broadcasting companies to generate banner ads and broadcast pop-ups to individuals that gamble online. We believe an online player is also interested in enjoying the excitement of a casino resort environment, especially if they can receive a free room or a casino rate that offers the player an opportunity to earn a free room ("Play to Qualify"). We will rely on their suppliers (Internet Broadcasting Company) to get past ad blockers and filters. We have not used a company for pop-ups, but intend to contract for 200,000 pop-ups per month to online gamblers, offering free rooms at casino resorts upon sufficient financing. If we are successful, we intend to increase the pop-up ads from 200,000 up to 1 million per month based on our anticipated cost on $1,000 for every 50,000 pop-ups that appear.

The Company also intends to market poker mini-tournaments on board Caribbean cruise lines that agree in writing to allow all cruising passengers to play. We intend to market poker cruises in an effort to sell cabins (40 - 50) to poker players and to operate poker games when the ship is at sea. We intend to bring our own poker tables and dealers to operate these tournaments. The tournaments will be played in the card room using four poker tables, each having from 8 to 10 players and a dealer. The poker room is open when the ship is at sea. The player registers to play when they desire. The dealer will be an employee of the Company and we will be responsible to pay the cruise line for all cabins used. The dealers will be compensated for wages and all tips are his/her to keep.

We expect our revenue to be generated from each poker player's "Buy-In" and the commission earned for cabins sold to the public. Our expenses are expected to be marketing expenses, dealers' wages and cabins. We anticipate paying the cruise line a fee based on revenues generated on each sailing. We will not need a license to operate poker tournaments.

We believe that we do not have any risk of losses to run the mini-tournaments. The winner's money is a portion of the money paid to buy into the game. A mini-tournament is played when one player has all of the chips (about 1 hour). We intend to have our mini-tournaments available to all passengers on board.

We also have the opportunity to offer free cabins to qualified players and receive a percentage of their losses. If they win, we would not receive any compensation from the cruise line. We have had several players receive complimentary cruise cabins, but have not earned commissions from their gaming losses as the cruise line reported the players did not play for high enough stakes to qualify for commissions to us. Our management has limited experience (operated one 7 night cruise mini poker tournament) in operating mini-poker tournaments onboard cruise lines. We currently do not have contracts to operate poker tournaments. We intend to negotiate such agreements after we secure funding to promote the sale of 40 to 50 cabins to players.

Competition

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

	Also in light of the recession and gamblers' decrease in discretionary income, casinos have been reducing their comps in order to increase their gross margins. Since we depend on such comps to pass on to our customer, our business may be materially adversely affected if cannot require comps and/or we fail to grow our business, including, but not limited to, acquiring profitable Casino Rep Companies.

	Casino Rated Players face intense competition primarily from companies and in-house Casino Reps. The casinos have databases tracking players at their casinos and offer free rooms when rooms are available. They may also contact Casino Players, Inc.'s customers directly if they have not traveled to the respective casino in the past 12 months. Other Casino Rep Companies are also our competitors, but they normally contact players from their respective territories based on their corporate locale.

Casino companies like Harrah's and MGM Grand have multiple locations throughout the United States and they consolidate their player development names from each casino and target direct mail promotions to the qualified players offering more amenities than a Casino Rep Company can offer (e.g., free dinner and shows, wine with meals, larger rooms and suites). We do not have our own "Loyalty Program."

	We are not dependent on any one gambler. Notwithstanding, 14 of our 25
licenses are with Harrah's casinos.   If we were to lose our licenses with
Harrah's, we would seek similar license from competitive casinos in the marketplaces desired. If we were not successful in obtaining comparable licenses, our business might be materially adversely affected.

Employees

Casino Players, Inc. currently employs two executive officers. William Forhan serves as Chief Executive Officer and Chief Financial Officer, and Joseph Fahoome serves as President. We intend to hire additional full time employees upon receiving sufficient funding and as our business grows.

Item 1A. RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Going Concern

At December 31, 2009, we had $117, in cash on hand, an accumulated deficit of 847,943 and a stockholders' deficit of $465,695. In our auditors' 2009 audit report, they have expressed their doubt as to our ability to continue as a going concern. We do not currently have enough capital to fund our operations
for the next 12 months.   We estimate that we will need $500,000 to fund our
operations for the next 12 months. The going concern opinion of the auditors might negatively impact our ability to raise capital to fund our operations or pursue our business strategy and your ability to sell your shares of the Company's common stock.

	On October 28, 2009, our Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the SEC. In the Registration Statement, we registered 6,000,000 shares of common stock on behalf of the Selling Stockholders named in the Registration Statement and 12,000,000 of common stock to be sold by Company at a price of $0.25 per share. We will not receive any funds from shares sold by the Selling Stockholders. We will only receive funds from shares we sell. We will depend on generating sufficient proceeds from the offering to fund our operations. To
date, we have sold   6,700 shares to 36 shareholders pursuant to the
Registration Statement. In the event the Company is not successful in selling any shares of common stock pursuant to the Registration Statement or in subsequent private or public offerings, we might have to cease our operations.

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

Recent turmoil in the financial markets and the global recession has adversely affected and may continue to adversely affect our industry, business and ability to obtain financing.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, diminished consumer confidence and the availability and cost of credit have contributed to increased market volatility. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, including our ability to refinance any maturing liabilities and access the capital markets to meet liquidity needs. If the conditions in the U.S. and world economic markets remain uncertain or continue to be volatile, or if they deteriorate further, our business may be adversely affected.

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

Casino Players, Inc. commenced operations in July 2005 which may make it difficult for you to evaluate our business and prospects based on prior performance. We have limited revenues, and our business model requires us to secure working capital for marketing expenses. If our model fails, then we will fail as a company. While we did purchase assets of our predecessor, Casino Rated Players, Inc., that business had been dormant from March 2005 to December 2005 because of lack of working capital to market the services. Therefore, when we purchased these assets, we had to recommence the business and attempt to raise necessary working capital to market our services. Unless we raise sufficient funds, we won't be able to succeed in our business model.

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

Mr. Forhan and Mr. Fahoome, our officers and directors, beneficially own approximately 65.8% of Casino Players Inc's currently issued and outstanding shares of common stock. Mr. Forhan and Mr. Fahoome as a practical matter, will be able to prevent other stockholders from participating in decisions, such as the election of directors, which affect our management and business direction.

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

There is currently no market for our stock. While it is our intent to solicit registered market-maker to apply to FINRA to have our Common Stock quoted on the Over-the-Counter Bulletin Board (OTCBB), we cannot assure you that we will be successful in such application or, that if we are successful, that a market for our common stock will ever develop or continue on the OTCBB. Purchasers of shares of the Company's common stock will need to bear the economic risk of the investment for an indefinite period of time.

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

We are required to implement additional finance and accounting systems, procedures and controls in order to satisfy requirements under the securities laws, including the Sarbanes-Oxley Act of 2002, which increase our costs and divert management's time and attention.

We have established processes, controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, we periodically review the effectiveness of our internal controls and procedures with a continuous improvement philosophy.

As a company with limited capital and human resources, we anticipate that more of management's time and attention will be diverted from our business to ensure compliance with these regulatory requirements than would be the case with a company that has well established controls and procedures. This diversion of management's time and attention may have a material adverse effect on our business, financial condition and results of operations.

In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting when we are required to do so, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock, if any, and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the SEC. This would likely have an adverse affect on the trading price of our common stock, if any, and our ability to secure any necessary additional financing, and could result in the delisting of our common stock. In such event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We do not own or lease any property. The Company currently uses 250 squares feet office space. The offices are located at 2400 North Commerce Parkway, Suite 205, Weston, Florida 33326 (10 miles west of Ft. Lauderdale) at no cost. The property is provided by a friend of the Company's executive officers who
is also an unrelated party.   We intend to return to Ft. Lauderdale, Florida
in the near future, subject to sufficient funding.

Item 3.  Legal Proceedings.

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

	The authorized capital stock of the Company consists of 200 million shares of Common Stock, with a par value of $0.0001 per share, of which approximately 30,456,700 shares are issued and outstanding and 20,000,000 shares of Preferred Stock, with a par value of $0.0001 per share, none of which has been issued or is outstanding.

The following description of the rights and preferences of the Company's capital stock is merely a summary. Each prospective investor should refer to the Company's Articles of Incorporation for a complete description of the Company's capital stock as well as to the applicable statutes of the State of Nevada for a more complete description concerning the rights and liabilities of stockholders.

Common Stock

	Holders of the Common Stock do not have preemptive rights to purchase additional shares of Common Stock or other subscription rights. The Common Stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. Upon liquidation or dissolution of the Company, whether voluntary or involuntary, holders of shares of Common Stock are to share equally in the assets of the Company available for distribution to stockholders. The Board of Directors is authorized to issue additional shares of Common Stock, not to exceed the amount authorized by the Company's Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

	Each holder of Common Stock is entitled to one vote per share on all matters on which such stockholders are entitled to vote. Since the shares of Common Stock do not have cumulative voting rights, the holders of more than 50% of the shares voting for the election of directors can elect all the directors if they choose to do so and, in such event, the holders of the remaining shares will not be able to elect any person to the Board of Directors.

	Holders of the Company's Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

 	The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions, and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

Preferred Stock

	The Preferred Stock has been authorized as "blank check" preferred stock with such designations, rights, and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval (but subject to applicable government regulatory restrictions), to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock.

The terms, preferences, limitations and relative rights of the Preferred Stock are as follows:

	(a)	The Board of Directors is expressly authorized at any
time and from time to time to provide for the issuance of shares of Preferred Stock in one or more series, with such voting powers, full or limited, but not to exceed one vote per share, or without voting powers, and with such designations, preferences and relative participating, optional or other special rights, qualifications, limitations or restrictions, as shall be fixed and determined in the resolution or resolutions providing for the issuance thereof adopted by the Board of Directors, and as are not stated and expressed in these Articles of Incorporation or any amendment hereto, including (but without limiting the generality of the foregoing) the following:

		(i)	the distinctive designation of such series and the
number of shares which shall constitute such series, which number may be increased (except where otherwise provided by the Board of Directors in creating such series) or decreased (but not below the number of shares thereof then outstanding) from time to time by resolution by the Board of Directors;

		(ii)	the rate of dividends payable on shares of such
series, the times of payment, whether dividends shall be cumulative, the conditions upon which and the date from which such dividends shall be cumulative;

                (iii)	whether shares of such series can be redeemed,
the time or times when, and the price or prices at which shares of such series shall be redeemable, the redemption price, terms and conditions of redemption, and the sinking fund provisions, if any, for the purchase or redemption of such shares;

		(iv)	the amount payable on shares of such series and
the rights of holders of such shares in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the corporation;

		(v)	the rights, if any, of the holders of shares of
such series to convert such shares into, or exchange such shares for, shares of Common Stock or shares of any other class or series of Preferred Stock and the terms and conditions of such conversion or exchange; and

		(vi)	the rights, if any, of the holders of shares of such
series to vote.

	(b)	Except in respect of the relative rights and
preferences that may be provided by the Board of Directors as hereinbefore provided, all shares of Preferred Stock shall be of equal rank and shall be identical, and each share of a series shall be identical in all respects with the other shares of the same series.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We do not have a stock option plan in place nor are there any outstanding exercisable for shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Market

There is currently no market for the Company's common stock. The Company intends to solicit a registered broker/dealer to file an application with FINRA to act as market maker for our common stock on the OTC Bulletin Board (OTCBB).

Holders

As of the date of this filing, there are 56 record holders of the Company's Common Stock.

Dividend Policy

All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company sold an aggregate of 6,700 shares of common stock registered in the Company's Registration Statement declared effective by the SEC on October 28, 2009 to an aggregate of 36 shareholders. The purchase price of the common stock was $0.25 per share (an aggregate of $1,675). The Company used the proceeds for working capital purposes.

The Company also issued an aggregate of 1,100,000 shares of common stock to three professionals in consideration for services rendered. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) due to the fact that the issuance did not involve a public offering of securities.

Issuer Purchases of Equity Securities

 	None

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

*	discuss our future expectations;

*	contain projections of our future results of operations or of our financial condition; and

*	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Annual Report. See "Risk Factors."

Unless stated otherwise, the words "we," "us," "our," "the Company," or "Casino Players, Inc." in this section collectively refer to Casino Players, Inc. and Casino Rated Players, Inc.

Going Concern

At December 31, 2009, we had $117, in cash on hand, an accumulated deficit of 847,943 and a stockholders' deficit of $465,695. For the twelve months ended December 31, 2009, we had revenues of $11,082 and a net loss of $54,500, compared to $4,200 in revenues and a net loss of $34,849 for the fiscal year ended December 31, 2008. In our auditor's 2009 audit report, they expressed their doubt as to our ability to continue as a going concern. We do not currently have enough capital to fund our operations for the next 12 months. We estimate that we will need $500,000 to fund our operations for the next 12 months. See "Liquidity and Capital Resources; Going Concern" below.

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

Casinos are our strongest competition and spend millions of dollars to advertise their loyalty programs to past casino players. In addition, they send direct mailing invitations to our past guests and offer them free rooms and amenities, which exceed our services. Casinos also have hosts on site to take care of players and have the ability to offer more complimentary services then we can offer, which sways the player to go directly to the casino host for their next trip, versus using us. We expect casinos to increase their marketing efforts due to the worldwide decrease of gaming revenues due to the recession.
Evolving Industry Standards; Rapid Technological Changes

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

Sufficiency of Cash Flows

Because current cash balances and projected cash generation from operations are not sufficient to meet the Company's cash needs for working capital and capital expenditures, management intends to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

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

Results of Operations

Fiscal Year Ended December 31, 2009 to Fiscal Year Ended December 31, 2008

Assets

At December 31, 2009, we had total assets of $5,261, compared to $6,907 compared at December 31, 2008. Total assets at December 31, 2009 consisted of $117 in cash on hand and $5,144 in property and equipment (net of $5,500 in depreciation). Total assets at December 31, 2008 consisted of $263 in cash on hand and $6,644 in property and equipment (net of $4,000 in depreciation).

Liabilities

Our total liabilities were $470,956 at December 31, 2009, compared to $454,802 at December 31, 2008. The increase from 2008 to 2009 was primarily due to an increase in loans from stockholders from $23,221 for the fiscal year ended December 31, 2008 to $30,025 for the fiscal year ended December 31, 2009 and an increase in accounts payable and accrued expenses. At December 31, 2009 and 2008, we had $399,900 in accrued compensation.

Total Stockholders' Deficit

Our stockholders' deficit was $465,695 at December 31, 2009, compared to $447,896 at December 31, 2008. The increase from 2008 to 2009 was due to losses in operation totaling $54,500.

Revenues

Revenues for the year ending December 31, 2009 were $11,082, compared to $4,200 for the year ended December 31, 2008. The increase was due to additional 40 new customers. The Company had less than 50 customers in 2008 and approximately 90 gamblers in 2009.

Operating Expenses

Operating expenses for the fiscal year ended 2009 were $61,544, as compared to $39,049 for the fiscal year ended December 31, 2008. The major components of expenses are general and administrative expenses. In 2009, office rent was $10,000, telephone charges were $0 and professional fees were $40,918. In 2008, they were $23,000 for rent; $4,200 for telephones charges and $9,450 for professional fees.

Net Losses

Net losses from operations for the year ended December 31, 20009 were $54,500, compared to $34,849 for the fiscal year ended December 31, 2008. The increase in losses in 2009 is due primarily to $40,918 professional fees. The trend is to continue losing money until funds for advertising and marketing are available
Liquidity and Capital Resources; Going Concern

At December 31, 2009, we had $117 in cash on hand, liabilities totaling $470,956, an accumulated deficit of $847,943 and a total stockholders' deficit of $465,695. In their 2009 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. To date, the Company has financed its operations from private sales of its common stock and from loans totaling $30,025 from the Company's officers and directors as of December 31, 2009. These loans are not pursuant to any written agreement.
The Company has agreed to repay such loans upon the receipt of sufficient capital.

On October 28, 2009, our Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the SEC. In the Registration Statement, we registered 6,000,000 shares of common stock on behalf of the Selling Stockholders named in the Registration Statement and 12,000,000 of common stock to be sold by Company at a price of $0.25 per share. We will not receive any funds from shares sold by the Selling Stockholders. We will only receive funds from the common stock we sell. We will depend on generating sufficient proceeds from the offering to fund our operations. To date, we have sold 6,700 shares to 36 individuals pursuant to the Registration Statement.
In the event the Company is not successful in selling any shares of common stock pursuant to the Registration Statement or in subsequent private or public offerings, the Company's Chief Executive Officer, William G. Forhan, has agreed to continue to fund the Company's operations until any such financing can be consummated.

We expect the net proceeds from the sale of at least fifty (50%) percent of the shares registered in the Registration Statement will sustain its operations for a period of 12 months. There is no assurance that the net proceeds will be received in time to meet our needs.

The following is a summary of the Registrant's cash flows from operating, investing, and financing activities for the Fiscal Years ended December 31, 2008 and 2009:

								      December 31,
								2009		2008
								(Audited)	(Audited)
Cash flows provided from (used by) operating activities:	 $(1,846)	$131,026
Cash flows provided from financing activities:			1,700		13,195
Net change in cash and cash equivalents:			(146)		144,221
Cash and cash equivalents, beginning of period:			263		14,142
Cash and cash equivalents, end of period			117		158,363

Deferred Compensation

Management is currently owed $399,900 as of December 31, 2009 to each Mr. Forhan and Mr. Fahoome. Management stopped accruing wages June 30, 2007 and will not receive wages until the Company generates revenue to pay wages. When funds become available management will pay down the deferred compensation over a period of twelve months, or longer; depending of working capital available.

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

Off-Balance Sheet Arrangements

The Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Registrant's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements.

                          Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545			2228 South Fraser Street Unit 1,
Fax (303)369-9384			Aurora, Colorado    80014
e-mail  larryodonnelcpa@msn.com
www.larryodonnellcpa.com

            Report of Independent Registered Public Accounting Firm

To the Board of Directors
Casino Players, Inc.
Weston, Florida

We have audited the accompanying balance sheet of Casino Players, Inc. as December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casino Players Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $847,943 for the period since inception of July 20, 2005 to December 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Larry O'Donnell, CPA, P.C.
March 15, 2010

                             CASINO PLAYERS, INC.
                                BALANCE SHEETS
                         December 31, 2009 and 2008

                                     ASSETS

									2009		2008
									--------------- ---------------
Current assets:
	Cash and cash equivalents					$117		$263
									--------------- ---------------
	  Total current assets						117		263

Property and equipment, net of accumulated depreciation
	of $5,500 and $4,000, respectively				5,144		6,644
									--------------- ---------------
									$5,261		$6,907
									=============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
	Accounts payable and accrued expenses				$41,031		$31,681
	Loans from shareholders						30,025		23,221
	Accrued compensation						399,900		399,900
									--------------- ---------------
	  Total current liabilities					470,956		454,802
									--------------- ---------------
Stockholders' equity (deficit)
	Preferred stock, $.0001 par value, 20,000,000 shares
	authorized and -0- shares outstanding				-		-
	Common stock, $.0001 par value, 200,000,000
	shares authorized, 30,456,700 and 29,350,000
	shares issued and outstanding, respectively			3,046		2,935
	Additional paid-in capital					379,202		342,613
	Accumulated deficit						(847,943)	(793,443)
									--------------- ---------------
	  Total stockholders' equity (deficit)				(465,695)	(447,895)
									--------------- ---------------
	  Total liabilities and stockholders' equity (deficit)		$5,261		$6,907
									=============== ===============


              See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                          STATEMENTS OF OPERATIONS
                         December 31, 2009 and 2008


									2009		2008
									--------------- ---------------
Sales and commissions earned						$11,082		$4,200

Operating expenses							61,544		39,049
									--------------- ---------------
Income (loss) from operations						(50,462)	(34,849)

Other income (expense)
	Interest expense						(4,038)		-
									--------------- ---------------
Net (loss) before provision for income taxes				(54,500)	(34,849)

Provision for income taxes						-		-
									--------------- ---------------
Net (loss)								$(54,500)	$(34,849)
									=============== ===============
Basic and diluted loss per common share					$-		$-
									=============== ===============
Weighted average common shares outstanding				29,543,407	29,345,205
									=============== ===============


              See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                      STATEMENTS OF STOCKHOLDERS EQUITY
                         December 31, 2009 and 2008

					     Common Stock		Additional		Accumulated
					------------------------------
					Shares		Amount		Paid -In Capital	Deficit		Total
					--------------- --------------- --------------- 	--------------- ---------------

Balance January 1, 2008			29,300,000	$2,930		$340,118		$(758,594)	$(415,546)

Stock issued to director		50,000		5		2,495					2,500

Net loss											(34,849)	(34,849)
					--------------- --------------- --------------- 	--------------- ---------------
Balance December 31, 2008		29,350,000	2,935		342,613			(793,443)	(447,895)

Stock issued for services		1,100,000	110		34,890					35,000

Stock issued for cash			6,800		1		1,699					1,700

Net loss											(54,500)	(54,500)
					--------------- --------------- --------------- 	--------------- ---------------
Balance December 31, 2009		$30,456,800	$3,046		$379,202		$(847,943)	$(465,695)
					=============== =============== =============== 	=============== ===============


              See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                          STATEMENTS OF CASH FLOWS
                         December 31, 2009 and 2008

									2009		2008
									--------------- ---------------
Cash flows from operating activities:
	Net income (loss)						$(54,500)	$(34,849)
	Adjustments to reconcile net income to net
	 cash provided by operating activities:
	  Depreciation							1,500		1,500
	  Stock issued for services					35,000		-
	  Changes in assets and liabilities:
	    Increase in accounts payable and accrued expenses		9,350		16,299
	    Increase in due from shareholder				6,804		2,512
	    Increase (decrease) in deferred revenue			-		(17,336)
	    Increase in accrued compensation				-		162,900
									--------------- ---------------
	Cash flows provided from operationg activities			(1,846)		131,026
									--------------- ---------------
	Cash flows provided from financing activities:
	  Proceeds from notes payable					-		13,195
	  Proceeds from sale of common stock				1,700		-
									--------------- ---------------
	Cash flows provided from financing activities			1,700		13,195
									--------------- ---------------
	Net change in cash and cash equivalents				(146)		144,221

	Cash and cash equivalents, beginning of period			263		14,142

	Cash and cash equivalents, end of period			$117		$158,363
									=============== ===============
Supplemental disclosure:
	Interest  paid							$4,038		$-
									=============== ===============
	Taxes paid							$-		$-
									=============== ===============


              See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

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

Income taxes
The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company's tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2009 and 2008.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Earnings Per Share
Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average common shares and all potentially dilutive common shares outstanding during the period.

NOTE 2: GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The company has incurred an operating loss of approximately $847,943 since inception. The future of the company is dependent on its ability to obtain funding from its anticipated funding of its S-1 with the Securities and Exchange Commission. Although the company plans to pursue its equity funding, there can be no assurance that the company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the equity funding it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.

NOTE 3: INCOME TAXES

								2009		2008

Provisions for income taxes at statutory federal rate		$0 		$5,000
Valuation allowance	 					-   		(5,000)
Net income tax provision     					$-0-		$-0-

The reported income tax at the statutory rate			34%		34%
State rate, net of federal income tax				5%		5%
Valuation allowance						-39%		-39%
Effective income tax rate					0%		0%


The provisions for income taxes for the years ended December 31, 2009 and 2008 consisted of the following:

Due to the uncertainty of realization, no tax benefit has been recognized for the current period's operating loss. The future tax benefits may be carried forward up to 15 years against taxable income

The Company reported no income tax expense or benefit for the years ended December 31, 2009 and 2008 due to the net operating losses incurred during both periods.

Our Federal net operating loss ("NOL") carryforward balance as of December 31, 2009 was approximately $760,000. Our NOL carryforwards are scheduled to expire between 2009 and 2029. NOL utilization may be subject to a limitation contained in Internal Revenue Code Section 382.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." Previously, the Company had accounted for contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." The interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is 'more-likely-than-not' that it will be sustained upon examination. For tax positions meeting the 'more-likely-than-not' threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. At the adoption date, the Company applied FIN 48 to all positions for which the statute of limitations remained open and determined that no liability existed for uncertain tax positions. The Company has updated its FIN 48 assessment through December 31, 2009 and determined that no adjustments were necessary.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

NOTE 4: STOCK BASED COMPENSATION

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company did issued 1,100,000 shares as stock-based compensation during the year ended December 31, 2009. The shares were valued at $0.0318 per share, the fair value of the shares at the date of issuance. A charge of $35,000 is included in the income statement for the year ended December 31, 2009.

NOTE 5: LEASES

On June 1, 2008 the Company cancelled its office lease for $20,000. There is $10,000 remaining on this obligation at December 31, 2009 and is included in accounts payable and accrued expenses on the Balance Sheet.

NOTE 6: ACCRUED COMPENSATION

The Company had employment contracts with its two key employees for salaries of $7,000 per month. Since the Company did not have adequate operations to pay the salaries, beginning October 1, 2005 the amounts were being accrued and deferred until adequate operations are achieved. The contracts were canceled on June 30, 2007. Accrued compensation at December 31, 2009 and 2008 amounted to $399,900.

NOTE 7: LOANS FROM SHAREHOLDERS

A shareholder has advanced various loans to the Company for the payment of certain operating expenses. The loans are non-interest bearing and are due on demand. Loans from shareholders at December 31, 2009 and 2008 amounted to $30,025 and $25,845, respectively.

NOTE 8: STOCKHOLDERS EQUITY

The Company issued a total of 6,800 shares of its common stock at $0.25 per share for cash during the year ended December 31, 2009.

NOTE 9: RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB amended guidance in FASB Accounting Standards CodificationTM (ASC) 820, Fair Value Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities. The amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets and / or (2) another valuation technique that is consistent with fair value principles such as an income or market approach. The amendments also clarify that when estimating the fair value of a liability, a reporting entity is not required to consider the existence of transfer restrictions on that liability.
The Company adopted the amended guidance effective October 1, 2009. The adoption did not have a material impact on the Company's financial condition and results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant's management concluded, as of the end of the period covered by this report, that the Registrant's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant's internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

 	*	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant's assets;

 	*	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

 	*	Provide reasonable assurance regarding prevention or timely
detection of unauthorized acquisition, use, or disposition of the Registrant's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

 	*	We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of our principal executive officer and principal financial/accounting officer. While this control deficiency did not result in any audit adjustments to our 2008 or 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon sufficient growth of our company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None

                                   PART III

Item 10.  Directors, Executive Officer and Corporate Governance.

The following table sets forth the names, ages and titles of our executive officers and members of our board of directors as of the date of this Annual
Report:

Name:			Age:	Position Held and Director Since:

William G. Forhan	65	Chief Executive Officer, Chief Financial Officer  and
				Chairman since Inception  (July 20, 2005)
				(Principal Executive Officer and
				Principal Financial/Accounting Officer)

Joseph Fahoome		60	President and Director since Inception (July 20, 2005)

Robert Kuechenberg	61	Director since October 2007

Set forth below is certain information relating to the Company's directors and executive officers.

All directors of the company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Members of the Board of Directors are elected for one year terms and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors annually to serve for one year terms and until their successors are duly elected and qualified.

Management's and Directors' Biographies

	William G. Forhan has been serving as the Company's President since its inception on July 20, 2005. Since July 1, 2008, Mr. Forhan has been consulting services to Next Interactive, Inc., an OTCBB company (OTCBB: NXOI) specializing in travel services. His job was to help the company complete a reverse merger with an OTCBB company and complete two acquisitions. The company was successful in completing the reverse merger and both acquisitions in October 2008. Mr. Forhan currently provides investor relations and SEC compliance services to Next 1 Interactive, Inc.

	From July 2002 until June 28, 2008, Mr. Forhan served as the Chief Executive Officer and Co-Chairman of Invicta Group, Inc. (OTCBB: IVIT). Invicta Group, Inc. is an Internet Media company that sells advertising online to travel suppliers (hotels, tourist boards, tour operators and Cruise Lines) that offer discounts to Invicta's travel enthusiast's email database of 20,000,000. The company's 2007 net revenues were $75,000 and it had 5 full time employees; the revenues for 2008 exceeded $300,000. Mr. Forhan's responsibility was to oversee financials, preparation of 10-Q and 10-K and other legal documents. Forhan is no longer involved in Invicta's business.
He resigned on June 28, 2008.

Mr. Forhan acquired two travel agencies in February 2000, one specialized in leisure travel (cruises, airline tickets, tours) and the second sent groups of 25- 100 passengers to Las Vegas and Biloxi Mississippi. Mr. Forhan closed both companies in May 2002, due to the airlines canceling their commissions to travel agents, and the group business was not profitable.

	From June 1999 until January 2000, Mr. Forhan served as President of ByeByeNow.com, Inc., a South Florida-based Internet travel company. ByeByeNow.com failed 12 months after Mr. Forhan left the company over a dispute with the board of directors over whether to take this company public. Byebyenow filed Chapter 7 Bankruptcy protection.

 	From June 1998 through January 2000, Mr. Forhan served as President of Aviation Industries Corp. (OTCBB: AVIA), a publicly traded holding company specializing in the travel industry.

From January 1994 to January 2000, he served as President and Chief Executive Officer of Casino Airlink Inc, a tour operator operating one Boeing 727 jet aircraft with junkets for clients (mostly retirees from Ft. Lauderdale, Orlando and St. Petersburg, Florida) to Biloxi, Mississippi. The travel package included two and three night tour packages: non-stop flight to Biloxi, Mississippi, breakfast buffet daily, accommodations at four or five star casino Resort, and one buffet lunch for an average price of $225 per person. Casino Airlink was closed for 5 days after the 9/11/2001 terrorist attacks (the airport was not accepting flights due to 911 uncertainty) and lost nearly all future deposits for the next 45 days when customers cancelled reservations and their payments were returned 100%. The company was forced to file Chapter 7 protection in January 2002 due to customers' fear of flying/terrorism and ongoing expenses for aircraft, rooms and expenses. Mr. Forhan was not involved with casino Airlink after his departure in January 2000.

Joseph Fahoome has been serving as the President of Casino Players, Inc. since October 2005 and as the President and Director of Casino Rated Players since August 2004. Since August 1, 2004, Mr. Fahoome served has been serving as the President of casino Related Players, Inc., a wholly owned subsidiary of the Casino Players, Inc.

From January 1980 to July 2004, he owned VIP Junkets in Detroit, which offered qualified players free rooms in Las Vegas, Atlantic City and the Bahamas, and tour and travel packages to over 15,000 individuals to gaming destinations. VIP Junkets no longer exists and does not compete with Casino Players, Inc. Mr. Fahoome brings his contacts from the Gaming Industry (Presidents, VP casino Marketing, and Director player Development) to us, along with relationships with customers and suppliers (casinos).

	Robert Kuechenberg has been serving as a Director of Casino Players, Inc. since September 2007. Bob is best known as a celebrity football player in Miami, FL. He played for the Miami Dolphins for 16 years as offensive guard and was an All Pro 7 times and played college football and graduated from Notre Dame. Mr. Kuechenberg has been involved in several entrepreneur ventures in a variety of businesses since retiring from professional football. Since 2002, he has been the owner of a Construction Consulting Company located in Ft. Lauderdale, Florida. Bob has been a motivational speaker and radio talk show host and guest.

Family Relationships amongst Directors and Officers:

There are no family relationships between the officers and directors.

Involvement in Certain Legal Proceedings

None of the executive officers or directors of the Company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subject to any order, judgment or decree of any court permanently or temporarily enjoying, barring, suspending or otherwise limiting his involvement in any type of transaction in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state or commodities law.

Information Concerning Director Non- Executive Officer

The Company has one Director that is not an officer of the Company, Robert Kuechenberg. Mr. Kuechenberg serves as an independent Director.

Significant Employees
We have no significant employees other than our executive officers. Committees of the Board of Directors
Our audit and compensation committee presently consists of our directors. Our board does not have governance, nominating, or executive committees or any other committees.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal officer, principal financial officer, or persons performing similar functions in that our officers and directors serve in all the above capacities. As our business and management team grows, we will adopt a Code of Ethics.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Registrant's directors and officers, and persons who beneficially own more than 10% of a registered class of the Registrant's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Registrant's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Registrant with copies of all
Section 16(a) forms they file.

To date, none of our officers, directors and principal stockholders have filed the required forms under Section 16(a) of the Exchange Act therein reflecting their beneficial ownership of the Registrant's shares due to the fact that the there is no market for the Registrant's common stock. The officers, directors and principal stockholders have not consummated any transactions with regards to their ownership of the Registrant's common stock.

Item 11.  Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our executive officers for 2008 and 2009. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

                          SUMMARY COMPENSATION TABLE

Name and 		Fiscal Year 									Non-Equity	Nonqualified
Principal 		Ended						Stock 		Option 		Incentive 	Deferred 	All Other
Position		Dec. 31, 	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Plan Comp. ($)	Comp. ($)	Comp. ($)	Total ($)

William Forhan, CEO,
CFO and Chairman
(Principal Executive
and Financial and
Accounting Officer)	2009		$0(1)	 	$0	 	$0	 	$0	 	$0	 	$0	 	$0	 	$0(1)
			2008		$0(2)		$0		$0		$0		$0		$0		$0		$0(2)

Joseph Fahoome,
President and Director	2009		$0(1)	 	$0	 	$0	 	$0	 	$0	 	$0	 	$0	 	$0(1)
			2008		$0(2)		$0		$0		$0		$0		$0		$0		$0(2)

(1)	$399,990 was accrued and unpaid at December 31, 2009.
(2)	$399,900 was accrued and unpaid at December 31, 2008.

Employment Agreements

William G. Forhan

Casino Players, Inc. has assumed the employment agreement, dated July 23, 2002, between Mr. Forhan and Casino Rated Players, Inc. The term of the employment agreement was to expire on August 1, 2004 with automatic annual renewals unless either Casino Rated Players, Inc. or the employee elects to terminate the agreement at the end of the initial or any renewal term. The Company has agreed to pay Mr. Forhan an annual base salary of $84,000 during the term of his employment, payable semi-monthly. Mr. Forhan's base compensation shall be reviewed each year during the term of his employment, provided that the Company's performance criteria are achieved as set forth by the Company each year.

The employment agreement provides for the following non-cash items: health insurance, four weeks paid vacation, and six days paid personal time off and six days paid sick time off per year. The employment agreement shall automatically be terminated upon the disability or death of Mr. Forhan and for cause, as defined in the employment agreement. Claims under the agreement are to be resolved by arbitration before the American Arbitration Association.

Mr. Forhan has not received any salary payments. The Company has been recording his salary as deferred compensation through December 31, 2008. $399,900 was accrued and unpaid at December 31, 2008.

Management stopped accruing wages on June 30, 2007, and Mr. Forhan will not receive wages until the Company generates revenues to pay such wages. Forhan has accrued wages of $178,000.

Joseph Fahoome
Casino Players, Inc. has assumed the employment agreement, dated August 1, 2004, between Mr. Fahoome and Casino Rated Players, Inc. The initial term of the employment agreement was to terminate on June 1, 2005, with automatic annual renewals, unless either the Company or the employee elects to terminate the agreement at the end of the initial or any renewal term. The Company has agreed to pay Mr. Fahoome an annual base salary of $84,000 during the term of his employment, payable semi-monthly. Mr. Fahoome's base compensation shall be reviewed each year during the term of his employment, provided that the Company's performance criteria are achieved as set forth by the Company each year.

The employment agreement provides for the following non-cash items: health insurance, four weeks paid vacation, and six days paid personal time off and six days paid sick time off per year. The employment agreement shall automatically be terminated upon the disability or death of Mr. Fahoome and for cause, as defined in the employment agreement. Claims under the agreement are to be resolved by arbitration before the American Arbitration Association.

Mr. Fahoome has not received any salary payments. The Company has been recording his salary as deferred compensation through December 31, 2008. $399,900 was accrued and unpaid at December 31, 2008. The accrued compensation started in October 2005 for Joseph Fahoome and he is currently owed $221,000.

Management stopped accruing wages on June 30, 2007, and Mr. Fahoome will not receive wages until the Company generates revenues to pay such wages.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. From the Company's inception to December 31, 2009, no director expenses were incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of the date of this Annual Report, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optioned, if applicable.

Name of Beneficial Owner	Address				No. of Shares of	Percentage of
								Common Stock Owned	Ownership (1)

William G. Forhan,		c/o Casino Players, Inc.	12,000,000		39.4%
CEO, CFO and Chairman		2400 North Commerce Parkway,
				Suite 205
				Weston, Florida 33326

Joseph Fahoome, 		c/o Casino Players, Inc.	8,000,000		26.3%
President and Director		2400 North Commerce Parkway,
				Suite 205
				Weston, Florida 33326

Robert Kuechenberg		c/o Casino Players, Inc.	50,000			*
Director			2400 North Commerce Parkway,
				Suite 205
				Weston, Florida 33326

David Scott			6500 Collins Ave		2,000,000		6.6%
				Miami Beach, Florida

Double Diamond 			280 Wekiva Springs Rd.		2,200,000		7.2%
Investments, Inc. (5)		Suite 201
				Longwood, Florida 32779

The Scott Law Firm, P.A. (6)	915 NW 1st Ave.			1,900,000		6.2%
				Suite H907
				Miami, Florida 33136

All Officers and Directors
as a Group (3 persons)		--				20,050,000		65.8%
*Represents less than 1%.

(1)	Based on 30,456,700 shares of common stock issued and outstanding as of the date of this Annual Report.

(2)	Mark Kaley has ultimate power to vote and dispose of the shares of
Company stock held by Double Diamond Investments, Inc.

(3)	William S. Scott has ultimate power to vote and dispose of the shares held by The Scott Law Firm, P.A., subject to certain liabilities of the Firm.

Item 13.  Certain Relationships and Related Transactions, and Director
Independence

The sale of the assets of Casino Rated Players, Inc. to the Company was negotiated by Director David Scott of Invicta and by Mr. Fahoome and Mr. Forhan on behalf of the Company. Mr. Forhan was also a Director and CEO of Invicta during the negotiations and resigned as an Officer and Director June 28, 2008.

Invicta had not invested any money into CRP in 2005 and decided it did not have the funds or interest to invest and grow the business. Therefore, they were either going to close CRP or find a buyer. Invicta had an investment of $46,082 in CRP and a liability of $43,000 for deferred compensation. The shares of our common stock issued to purchase these assets are restricted, were valued at $400 at in closing September 2005, but will have no practical value until the Company can complete equity funding and thereafter implement the business plan.

See the Selling Stockholder Table and footnotes for a description of shares issued for services and their consideration.

There have been no promoters involved with the Company.

 The Company has received $23,721 from William Forhan, the Company's Chief Executive Officer, Chief Financial Officer and Chairman, over the past three years. The loans have been used for operating expenses. The loans are non-interest bearing and are due on demand. To date, none of the notes have been repaid.

Director Independence
One of our directors is deemed to be independent, Bob Kuechenberg. Mr. Forhan and Mr. Fahoome are not deemed to be independent.

Item 14.  Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended
December 31,			Auditor:
2009		$10,000		Larry O'Donnell, CPA
2008		$10,500		Larry O'Donnell, CPA

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Fiscal Year Ended
December 31,			Auditor:
2009		$5,0632		Larry O'Donnell, CPA
2008		$2,942		Larry O'Donnell, CPA

 (3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

Fiscal Year Ended
December 31,			Auditor:
2009		$N/A		Larry O'Donnell, CPA
2008		 N/A		Larry O'Donnell, CPA

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

Fiscal Year Ended
December 31,			Auditor:
2009		$0		Larry O'Donnell, CPA
2008		$0		Larry O'Donnell, CPA


                                     PART IV

Item 15.  Exhibits and Reports on Form 8-K

Exhibit	Description

3.1	State of Nevada Corporate Charter, Casino Players, Inc. dated July 20,
2005 (incorporated by reference to Exhibit 3.1 to the Company's SB-2 filed on October 27, 2006).

3.2	State of Nevada Certified Articles of Incorporation, Casino Players,
Inc. July 20, 2005 (incorporated by reference to Exhibit 3.2 to the Company's SB-2 filed on October 27, 2006).

3.3	Corporate Bylaws, Casino Players, Inc. dated October 10, 2005
(incorporated by reference to Exhibit 3.3 to the Company's SB-2 filed on October 27, 2006).

3.4	State of Nevada Corporate Charter, Casino Rated Players, Inc. dated July
13, 2004 (incorporated by reference to Exhibit 3.4 to the Company's SB-2 filed on October 27, 2006).

3.5	State of Nevada Articles of Incorporation, Casino Rated Players, Inc.
dated July 13, 2004 (incorporated by reference to Exhibit 3.5 to the Company's SB-2 filed on October 27, 2006).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit
4.1 to the Company's Amendment No. 4.1 to Form S-1 filed on April 9, 2009).

10.1	Employment Agreement, dated July 23, 2002, between Casino Rated Players,
Inc. and William Forhan (incorporated by reference to Exhibit 10.1 to the Company's SB-2 filed on October 27, 2006).

10.1.1	Employment Agreement, dated August 1, 2004, between Casino Rated
Players, Inc. and Joseph Fahoome (incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 4.1 to Form S-1 filed on April 9, 2009).

10.2	Gaming Licenses for William Forhan and Joseph Fahoome (incorporated by reference to Exhibit 10.2 to the Company's SB-2 filed on October 27, 2006).

10.3	Office Lease Agreement dated September 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company's SB-2 filed on October 27, 2006).

10.4	Purchase Agreement between Casino Players, Inc. and Invicta Group, Inc.
dated September 30, 2005 (incorporated by reference to Exhibit 10.4 to the Company's SB-2 filed on October 27, 2006).

10.5	Consulting Agreement with Big Apple Consulting U.S.A., Inc.
(incorporated by reference to Exhibit 4. 1 to Amendment No. 3 to the Company's SB-2 filed on October 29, 2007).

31.1	Certification of the Registrant's Principal Executive Officer and
Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					CASINO PLAYERS, INC.
Date: March 19, 2010

					By: /s/ William G. Forhan
				 	William G. Forhan
					Chief Executive Officer, Chief
					Financial Officer and Chairman
					(Principal Executive Officer)
					(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title 					Date


/s/ William G. Forhan
William G. Forhan	Chief Executive Officer, 		March 19, 2010
			Chief Financial Officer and
			Chairman
			(Principal Executive Officer)
			(Principal Financial and Accounting Officer)

/s/ Joseph Fahoome
Joseph Fahoome	 	President and Director 			March 19, 2010

/s/ Robert Kuechenberg
Robert Kuechenberg	Director				March 19, 2010