Form 10-Q
period 2010-03-31
CASINO PLAYERS, INC.
filed 2010-05-17
CIK 1374536

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from

                      Commission File No. ____________

                             CASINO PLAYERS, INC.
            (Exact name of registrant as specified in its charter)

	Nevada						54-2156042
	(State or other Jurisdiction of			(I.R.S. Employer
	Incorporation or Organization)			Identification No.)

	1501 S Ocean Blvd
	Suite 326
	Pompano Beach, Florida				33062
	(Address of Principal Executive Offices)	(Zip Code)

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

[X ] Yes      [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes      [X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[  ]	Accelerated filer		[  ]
Non-accelerated filer	[  ]	Smaller reporting company 	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes      [X ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 5, 2010, there were 30,817,200 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

                               TABLE OF CONTENTS

									Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements						4

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations					13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T. Controls and Procedures					22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings						23

Item 1A. Risk Factors							23

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities					23

Item 4.	Submission of Matters to a Vote of Security Holders		23

Item 5.	Other Information						24

Item 6.	Exhibits							24

SIGNATURES								24

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

                             CASINO PLAYERS, INC.
                                BALANCE SHEETS
               March 31, 2010 (Unaudited) and December 31, 2009

                                    ASSETS

  								2010		2009
								---------------	---------------
								(Unaudited)

  Cash and cash equivalents					$1,635		$117
    Total current assets					1,635		117
								---------------	---------------
  Property and equipment, net of accumulated depreciation
   of $5,875 and $5,500, respectively				4,769		5,144
								---------------	---------------
  								$6,404		$5,261
								===============	===============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses				$53,931		$41,031
  Loans from shareholders					33,276		30,025
  Accrued compensation						399,900		399,900
								---------------	---------------
    Total current liabilities					487,107		470,956
								---------------	---------------
  Stockholders' equity (deficit)
  Preferred stock, $.0001 par value, 20,000,000 shares
   authorized and -0- shares outstanding			-		-
  Common stock, $.0001 par value, 200,000,000
   shares authorized, 30,817,200 and 30,456,700
   shares issued and outstanding, respectively			3,082		3,046
  Additional paid-in capital					404,291		379,202
  Accumulated deficit						(888,076)	(847,943)
								---------------	---------------
    Total stockholders' equity (deficit)			(480,703)	(465,695)
								---------------	---------------
    Total liabilities and stockholders' equity (deficit)	$6,404		$5,261
								===============	===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                           STATEMENTS OF OPERATIONS
              For the three months ended March 31, 2010 and 2009

								2010		2009
								---------------	---------------
								         (Unaudited)

Sales and commissions earned					$5,602		$1,307

Operating expenses						45,232		2,647
								---------------	---------------
Income (loss) from operations					(39,630)	(1,340)

Other income (expense)
  Interest expense						(503)		(2,527)
								---------------	---------------
Net (loss) before provision for income taxes			(40,133)	(3,867)

Provision for income taxes					-		-
								---------------	---------------
Net (loss)							$(40,133)	$(3,867)
								===============	===============
Basic and diluted loss per common share				$-		$-
								===============	===============
Weighted average common shares outstanding			30,719,621	29,350,000
								===============	===============


             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                           STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 2010 and 2009

								2010		2009
								---------------	---------------
  								         (Unaudited)

Cash flows from operating activities:
  Net income (loss)						$(40,133)	$(3,867)
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation						375		375
      Stock issued for services					25,000		-
      Changes in assets and liabilities:
        Increase in accounts payable and accrued expenses	12,900		1,763
        Increase in due from shareholder			3,251		1,562
								---------------	---------------
Cash flows provided from operation activities			1,393		(167)
								---------------	---------------
Cash flows provided from financing activities:
  Proceeds from sale of common stock				125		-
								---------------	---------------
Cash flows provided from financing activities			125		-
								---------------	---------------
Net change in cash and cash equivalents				1,518		(167)

Cash and cash equivalents, beginning of period			117		263
								---------------	---------------
Cash and cash equivalents, end of period			$1,635		$96
								===============	===============
Supplemental disclosure:
  Interest  paid						$503		$2,527
								===============	===============
  Taxes paid							$-		$-
								===============	===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2010

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

Basis of Accounting
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company.

Although we believe that the disclosures included in our financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with the Company's latest annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the "SEC").

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full 2010 year.

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

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2010
Income taxes
We account for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the "more likely than not" criteria of ASC 740.

ASC 740-10 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the "more-likely-than-not" threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Earnings Per Share
Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average common shares and all potentially dilutive common shares outstanding during the period.


NOTE 2: GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The company has incurred an operating loss of approximately $888,076 since inception. The future of the company is dependent on its ability to obtain funding from its anticipated funding of its S-1 with the Securities and Exchange Commission. Although the company plans to pursue its equity funding, there can be no assurance that the company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the equity funding it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2010

NOTE 3: INCOME TAXES

The provision for income taxes and the effective tax rates for the three months ended March 31, 2010 and 2009 were computed by applying the federal and state statutory corporate tax rates as follows:

							2010		2009

Provisions for income taxes at statutory federal rate	$14,038 	$1,353
Valuation allowance					(14,038)	(1,353)
							---------------	---------------
Net income tax provision     				$-0-		$-0-
							===============	===============
The reported income tax at the statutory rate		34%		34%
State rate, net of federal income tax			5%		5%
Valuation allowance					-39%		-39%
							---------------	---------------
Effective income tax rate				0%		0%
							===============	===============

Our Federal net operating loss ("NOL") carryforward balance as of December 31, 2009 was $760,000, expiring between 2010 and 2029. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets. Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized.

The Company adopted the provisions of ASC 740, previously FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously the Company has accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. The statute of limitations is still open on years 2006 and subsequent. The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Florida. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2006.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2010

NOTE 4: STOCK BASED COMPENSATION

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company did issued 360,000 shares as stock-based compensation during the three months ended March 31, 2010. The shares were valued at $0.07 per share, the fair value of the shares at the date of issuance. A charge of $25,000 is included in the income statement for the three months ended March 31, 2010.


NOTE 5: LOANS FROM SHAREHOLDERS

A shareholder has advanced various loans to the Company for the payment of certain operating expenses. The loans are non-interest bearing and are due on demand. Loans from shareholders at March 31, 2010 amounted to $33,276.


NOTE 6: STOCKHOLDERS EQUITY

The Company issued a total of 500 shares of its common stock at $0.25 per share for cash during the three months ended March 31, 2010.


NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, the Company adopted accounting guidance issued by the Financial Accounting Standards Board ("FASB") which had previously deferred the effective date of fair value measurements for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed in financial statements at fair value on a recurring basis (at least annually). The adoption of this guidance did not have a material impact on the financial statements.

In December 2007, the FASB issued a standard to change how an entity accounts for the acquisition of a business. The standard carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, it requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. The adoption of this guidance did not have a material impact on the financial statements.

The new measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer recognizes in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2010

The statement also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, after the statement is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate, even if the deferred tax asset or tax position was initially acquired prior to the effective date of the statement. The Company adopted the statement as of the required effective date of January 1, 2009 and applies its provisions prospectively to business combinations that occur after adoption. The adoption of this guidance did not have a material impact on the financial statements.

In April 2008, the FASB issued a statement to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset. The statement requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in the statement. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under the statement. The adoption of this guidance did not have a material impact on the financial statements.

On January 1, 2007, the Company adopted accounting guidance issued by the FASB which had previously deferred the effective date of the statement related to uncertain tax positions. As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open. The Company files a federal income tax return and certain state income tax returns. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2006. The adoption of this guidance did not have a material impact on the financial statements.

In May 2009, the FASB issued a statement to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles which was amended in February 2010. The statement, as amended, introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted the statement as of June 30, 2009, which was the required effective date.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2010

The Company adopted authoritative guidance issued by the FASB codifying U.S. GAAP. The adoption of this authoritative guidance changed how the Company references U.S. GAAP in the financial statement disclosures. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Applying the guidance did not impact the Company's financial condition and results of operations. The Company has revised its references to pre-Codification GAAP in its financial statements.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 "Equity Topic 505 - Accounting for Distributions to Shareholders with Components of Stock and Cash", which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share ("EPS")). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The adoption of this guidance did not have a material impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

	To date, the Company has not had advertising funds to market its services. We anticipate revenues increasing after marketing dollars are available to promote the Company's services even though revenues over the past 18 months have been insignificant and the trend has been decreasing. We estimate that we need $150,000 to commence a six month marketing strategy.

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

The Company sent over 100 gamblers to casino resorts in 2007 and less than 50 in 2008, we sent 80 gamblers to casinos in 2009.. They were all "Play to Qualify" players.

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

History:

We have been in business since 2004, operating out of Ft. Lauderdale, Florida, and Detroit, Michigan. Our President, Joseph Fahoome, has over 30 years experience in owning and operating a Casino Rep Company in Detroit and relocated to Ft. Lauderdale in 2004 to operate Casino Rated Players. Mr. Fahoome owned a Casino Rep business in Detroit for over 30 years, sending players primarily to Las Vegas and Atlantic City in groups of 10 to 100 players. The marketplace changed in Detroit when three new casinos simultaneously opened in Detroit, all operating 24 hours a day, 7 days a week and offering the same games and entertainment Las Vegas and Atlantic City offered, resulting in dramatic decrease of players' interest in Las Vegas or Atlantic City.

Offices:

Our offices are located at 1501 S. Ocean Blvd., Suite 236, Pompano Beach, Florida; our telephone number is (954) 684-8288.

Going Concern

At March 31, 2010, we had $1,635 in cash on hand and a stockholders' deficit of $(480,703) in their 2009 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. Since our inception on July 19, 2005, we have an accumulated deficit of $(888,051) and our Company has incurred $40,108 in operating losses in the 1st quarter 2010.

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

Results of Operations

For the Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Assets

At March 31, 2010, we had total assets of $6,404, compared to $5,261 December 31, 2009. Total assets at March 31, 2010 consisted of $1,635 in cash on hand and $4,769 in property and property equipment. Total assets at December 31, 2009 consisted of $117 in cash on hand and $5,144 in property and equipment (net of depreciation).

Liabilities

Our total liabilities were $487,107 at March 31, 2010 compared to $470,956 at December 31, 2009. The increase was primarily due to $3,300 in loans from shareholders and professional fees of $12,851 accrued.

Total Stockholders' Deficit

Our stockholders' deficit was $(480,703) at March 31, 2010 compared to $(465,695) at December 31, 2009. The increase was due to an increase in operating losses of $(40,108) for the first quarter ended March 31, 2010.

Revenues

Revenues for the three months ended March 31, 2010 were $5,627 compared to $1,307 for the three months ended March 31, 2009. Revenues were generated from cruise and gaming commissions. To date, the Company has not had sufficient funds to advertise.

We did not have a 2009 Cruise due to economic problems in Detroit; we plan on revenues in 2010, when advertising funds are raised.

Detroit gaming opportunity for the Company decreased further in 2009 as the auto industry started laying off employees and those working were concerned they might lose their jobs, deciding not to spend money on Cruises or trips to Las Vegas. Those that still had the desire to gamble could go to three new casinos in Detroit thereby decreasing the Company's opportunity to earn revenues.

Cost of Sales

Cost of Sales for the three month periods ended March 31, 2010 and 2009 were zero. There are no costs of sales in connection with sending gamblers to casino Resorts.

Expenses

The total General and Administrative (G&A) expenses for the three months ended March 31, 2010 were $45,232, as compared to $2,647 for the three months ended March 31, 2009. G&A expenses primarily consist of professional fees.

Net Losses

Net losses from operations for the three months ended March 31, 2010 were $(40,108) and a loss per share of $(0.0001) compared to a net loss of $(3,867) and a loss per share of $(0.0001) for the three months ended March 31, 2009.The increase in losses for the three months ended March 31, 2010 are due primarily to professional expenses. Since the Company's inception, it has incurred $(888,051) in net losses. The trend is to continue losing money until funds for advertising and marketing are available.

Liquidity and Capital Resources

At March 31, 2010, we had $1,635 in cash on hand, liabilities totaling $487,107 and a stockholders' deficit of $(480,703). In their 2009 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. To date, the Company has financed its operations from private sales of its common stock and from loans totaling $33,276 from the Company's officers and directors as of March 31, 2010. These loans are not pursuant to any written agreement. The Company has agreed to repay such loans upon the receipt of sufficient capital.

On October 28, 2009, the SEC declared our Registration Statement on Form S-1 (File No.: 333-128351) (the "Registration Statement") effective. Pursuant to the Registration Statement, we registered 12 million shares of common stock to be offered by us on a "best efforts" basis at a purchase price of $0.25 per share. We also registered 6,000,000 shares for resale by the selling stockholders named in the Registration Statement. If we sell all of the 12 million shares offered by us in the offering, of which there can be no assurances, we will receive gross proceeds of $3,000,000. As of May 14, 2010, we have sold 187,200 shares and have received net proceeds of $39,150.

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

Since the date our Registration Statement was declared effective by the SEC, we have been searching for a registered broker/dealer to make an application with the Financial Industry Regulatory Authority (FINRA) to act as a market maker of our common stock and to have our common stock quoted on the OTC Bulletin Board (OTCBB). We have engaged Spartan Securities Group Ltd. as our initial market maker; they have submitted 15c2-11 to FINRA on December 15, 2009. FINRA awaits the companies closing of their IPO, before FINRA completes its due diligence; once completed the company will receive a trading symbol and begin trading for quotation on the OTCBB. There can be no assurance that a market for our common stock will develop or if developed, be sustained.

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

Deferred Compensation

At March 31, 2010, Mr. Forhan, our Chief Executive Officer, Chief Financial Officer and Chairman, is owed $178,900 in deferred compensation and Mr. Fahoome, our President and Director, is owed $220,000 in deferred compensation. Management stopped accruing wages June 30, 2007 and will not receive wages until the Company generates revenue to pay wages. When funds become available management will pay down the deferred compensation over a period of twelve months, or longer; depending of working capital available.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to nor are we threatened with or have any knowledge of any claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A. Risk Factors.

N/A

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2010, we sold zero securities without registration. Securities sold were Registered in the S-1.

Item 3.   Defaults upon Senior Securities.

None

Item 4.  (Removed and Reserved)

None

Item 5.  Other Information.

None

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


					CASINO PLAYERS, INC.

Date:  May 17, 2010			By: /s/ William G. Forhan
					William G. Forhan, CEO, CFO, and Chairman
					(Principal Executive Officer)
					(Principal Financial and Accounting Officer)