Form 10-Q
period 2010-06-30
CASINO PLAYERS, INC.
filed 2010-07-30
CIK 1374536

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                        For the transition period from

                        Commission File No. 333-138251

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

[X] Yes      [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes      [X] No

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of July 5, 2010, there were 31,705,200 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

                               TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements						4

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations				11

Item 3.
Quantitative and Qualitative Disclosures About Market Risk		21

Item 4T. Controls and Procedures					21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings						22

Item 1A. Risk Factors							22

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities					22

Item 4.	Submission of Matters to a Vote of Security Holders		22

Item 5.	Other Information						23

Item 6.	Exhibits							23

SIGNATURES								23

                        PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

                             CASINO PLAYERS, INC.
                                BALANCE SHEETS
                June 30, 2010 (Unaudited) and December 31, 2009


                                    ASSETS

								2010		2009
								--------------- ---------------
								(Unaudited)
Current assets:
  Cash and cash equivalents					$4,862		$117
  Prepaid expenses						75,000		-
								--------------- ---------------
    Total current assets					79,862		117

Property and equipment, net of accumulated depreciation
 of $6,250 and $5,500, respectively				4,394		5,144
								--------------- ---------------
								$84,256		$5,261
								=============== ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses				$59,251		$41,031
  Loans from shareholders					34,286		30,025
  Accrued compensation						388,400		399,900
								--------------- ---------------
    Total current liabilities					481,937		470,956
								--------------- ---------------
Stockholders' equity (deficit)
  Preferred stock, $.0001 par value, 20,000,000 shares
   authorized and -0- shares outstanding			-		-
  Common stock, $.0001 par value, 200,000,000
   shares authorized, 31,705,200 and 30,456,700
   shares issued and outstanding, respectively			3,171		3,046
  Additional paid-in capital					606,202		379,202
  Accumulated deficit						(1,007,054)	(847,943)
								--------------- ---------------
    Total stockholders' equity (deficit)			(397,681)	(465,695)
								--------------- ---------------

    Total liabilities and stockholders' equity (deficit)	$84,256		$5,261
								=============== ===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                           STATEMENTS OF OPERATIONS
           For the Six and Three Months Ended June 30, 2010 and 2009

						Six Months Ended June 30,	Three Months Ended June 30,
						------------------------------- -------------------------------
						2010		2009		2010		2009
						--------------- --------------- --------------- ---------------
							(Unaudited)			(Unaudited)

Sales and commissions earned			$12,093		$3,956		$6,491		$2,649

Operating expenses				170,322		13,384		125,090		10,737
						--------------- --------------- --------------- ---------------
Income (loss) from operations			(158,229)	(9,428)		(118,599)	(8,088)

Other income (expense)
  Interest expense				(882)		(4,038)		(379)		(1,511)
						--------------- --------------- --------------- ---------------
Net (loss) before provision for income taxes	(159,111)	(13,466)	(118,978)	(9,599)

Provision for income taxes			-		-		-		-
						--------------- --------------- --------------- ---------------
Net (loss)					$(159,111)	$(13,466)	$(118,978)	$(9,599)
						=============== =============== =============== ===============
Basic and diluted loss per common share		$(0.01)		$-		$-		$-
						=============== =============== =============== ===============
Weighted average common shares outstanding	31,119,432	29,350,000	31,514,800	29,350,000
						=============== =============== =============== ===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                           STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2010 and 2009

								2010		2009
								--------------- ---------------
								          (Unaudited)
Cash flows from operating activities:
  Net income (loss)						$(159,111)	$(13,466)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation						750		750
    Stock issued for services					180,000		-
    Changes in assets and liabilities:
      Increase in prepaid expenses				(75,000)
      Increase in accounts payable and accrued expenses		18,220		12,904
      Decrease in accrued compensation				(11,500)
      Increase in due from shareholder				4,261		500
								--------------- ---------------
Cash flows provided from operating activities			(42,380)	688
								--------------- ---------------
Cash flows provided from financing activities:
  Proceeds from sale of common stock				47,125		-
								--------------- ---------------
Cash flows provided from financing activities			47,125		-
								--------------- ---------------

Net change in cash and cash equivalents				4,745		688

Cash and cash equivalents, beginning of period			117		263
								--------------- ---------------

Cash and cash equivalents, end of period			$4,862		$951
								=============== ===============
Supplemental disclosure:
  Interest  paid						$882		$4,038
								=============== ===============
  Taxes paid							$-		$-
								=============== ===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2010

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full 2010 year.

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

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2010

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


NOTE 2: GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The company has incurred an operating loss of approximately $1,007,054 since inception. The future of the company is dependent on its ability to continue to obtain funding from its S-1filed with the Securities and Exchange Commission. Although the company plans to pursue its equity funding, there can be no assurance that the company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the equity funding it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2010

NOTE 3: INCOME TAXES

The provision for income taxes and the effective tax rates for the six months ended June 30, 2010 and 2009 were computed by applying the federal and state statutory corporate tax rates as follows:

							2010 		2009
							--------------- ---------------
Provisions for income taxes at statutory federal rate 	$55,689 	$4,713
Valuation allowance 					(55,689) 	(4,713)
							--------------- ---------------
Net income tax provision 				$ -0- 		$ -0-
							=============== ===============

The reported income tax at the statutory rate 		34% 		34%
State rate, net of federal income tax 			5% 		5%
Valuation allowance 					-39% 		-39%
							--------------- ---------------
Effective income tax rate 				0% 		0%
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

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2010

NOTE 4: STOCK BASED COMPENSATION

The Company accounts for employee and non-employee stock awards under ASC 718
- Stock Compensation, formerly SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

The Company issued 700,000 shares as stock-based compensation during the three months ended June 30, 2010. The shares were valued at the fair value of the shares at the date of issuance. A charge of $155,000 is included in the income statement for the six months ended June 30, 2010. An additional $75,000 has been classified as prepaid expense at June 30, 2010 as the service represented by the issuance was for a six month period.

The Company issued 360,000 shares as stock-based compensation during the three months ended March 31, 2010. The shares were valued at $0.07 per share, the fair value of the shares at the date of issuance. A charge of $25,000 is included in the income statement for the six months ended June 30, 2010.


NOTE 5: LOANS FROM SHAREHOLDERS

A shareholder has advanced various loans to the Company for the payment of certain operating expenses. The loans are non-interest bearing and are due on demand. Loans from shareholders at June 30, 2010 amounted to $34,286.


NOTE 6: STOCKHOLDERS EQUITY

The Company issued a total of 188,000 shares of its common stock at $0.25 per share for cash during the three months ended June 30, 2010.

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

To date, the Company has not had advertising funds to market its services. We anticipate revenues increasing after marketing dollars are available to promote the Company's services. We estimate that we need $150,000 to commence a six month marketing strategy.

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

The Company sent over 80 gamblers to casinos in 2009, they were all "Play to Qualify" players.

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

Offices:

Our offices are located at 1501 S. Ocean Blvd., Suite 236, Pompano Beach, Florida; our telephone number is (954) 684-8288.

Going Concern

At June 30, 2010, we had $4,862 in cash on hand and a stockholders' deficit of $(465,695) in their 2009 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. Since our inception on July 19, 2005, we have an accumulated deficit of $(1,007,054) and our Company has incurred $(159,111) in operating losses in the1st and 2nd quarters 2010.

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

Results of Operations

For the Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Assets

At June 30, 2010, we had total assets of $84,256 compared to $5,261 December 31, 2009. Total assets at June 30, 2010 consisted of $4,862 in cash on hand and $4,394 in property and property equipment and $75,000 prepaid expenses. Total assets at December 31, 2009 consisted of $117 in cash on hand and $5,144 in property and equipment (net of depreciation).

Liabilities

Our total liabilities were $481,937 at June 30, 2010 compared to $470,956 at December 31, 2009. The increase was primarily due to $4,261 in loans from shareholders and professional fees of $8,500 accrued advertising expenses

Total Stockholders' Deficit

Our stockholders' deficit was $(397,681) at June 30, 2010 compared to $(465,695) at December 31, 2009. The decrease was due to an increase in additional paid-in capital from the sale of stock in the 2nd quarter ended June 30, 2010.

Revenues

Revenues for the three months ended June 30, 2010 were $6,491 compared to
$2,491
for the three months ended June 30, 2009. Revenues were generated from a Las Vegas group. To date, the Company has not had sufficient funds to advertise.

Detroit gaming opportunity for the Company decreased further in 2009 as the auto industry started laying off employees and those working were concerned they might lose their jobs, deciding not to spend money on Cruises or trips to Las Vegas. Those that still had the desire to gamble could go to three new casinos in Detroit thereby decreasing the Company's opportunity to earn revenues.

Cost of Sales

Cost of Sales for the three month periods ended June 30, 2010 were zero and 2009 were zero. There are no costs of sales in connection with sending gamblers to casino resorts.

Expenses

The total General and Administrative (G&A) expenses for the three months ended June 30, 2010 were $125,090 as compared to $10,737 for the three months ended June 30, 2009. G&A expenses primarily consist of professional fees of $6,375 consulting fees of $84,690 and advertising of $22,550.

Net Losses

Net losses from operations for the three months ended June 30, 2010 were $(118,978) and a loss per share of $(0.01) compared to a net loss of $(9,599) and a loss per share of $(0.01) for the three months ended June 30, 2009.The increase in losses for the three months ended June 30, 2010 are due primarily to $91,065 professional fees and $22,500 advertising. Since the Company's inception, it has incurred $(1,007,054) in net losses. The trend is to continue losing money until funds for advertising and marketing are available.

For the Six Months Ended June 30, 2010 Compared to Six Months Ended June 30,
2009

Assets

At June 30, 2010, we had total assets of $84,256 compared to $5,261 on December 31, 2009. Total assets at June 30, 2010 consisted of $4,862 in cash on hand and $4,394 in property and property equipment (net of $6,250 in depreciation) . Total assets at December 31, 2009 consisted of $117 in cash on hand and $5,261 in property and equipment (net of $5,500 in depreciation); totaling $5,261.

Liabilities

Our total liabilities were $481,937 at June 30, 2010 compared to $470,956 at December 31, 2009, The increase was primarily due to $4,261 in loans from shareholders and $8,500 advertising expenses accrued

Total Stockholders' Deficit

Our stockholders' deficit was $(397,681) at June 30, 2010 compared to $(465,695) at December 31, 2009. The decrease was due to an increase in additional paid-in capital from the sale of stock in the 2nd quarter ended June 30, 2010.

Revenues

Revenues for the six months ended June 30, 2010 were $12,093 compared to $3,956 for the six months ended June 30, 2009. Increased revenues were generated from a group traveling to Las Vegas.

Cost of Sales

Cost of Sales for the three month periods ended June 30, 2010 were zero and 2009 were zero. There are no costs of sales in connection with sending gamblers to casino resorts.
Expenses

The total General and Administrative (G&A) expenses for the six months ended June 30, 2009 were $170,322 as compared to $13,384 for the six months ended June 30, 2009. G&A expenses primarily consist of $127,565 in professional fees and advertising expenses of $26,950

Net Losses

Net losses from operations for the six months ended June 30, 2010 were $(159,111) and a loss per share of $(0.01) compared to a net loss of $(13,466) and a loss per share of $(0.0001) for the six months ended June 30, 2009.The increase in losses for the six months ended June 30, 2010 are due primarily to $127,565 in professional fees and advertising expenses of $26,950. Since the Company's inception, it has incurred $(1,1007,054) in net losses. The trend is to continue losing money until funds for advertising and marketing are available.
Liquidity and Capital Resources

At, June 30, 2010, we had $4,862 in cash on hand, liabilities totaling $481,937 and a stockholders' deficit of $(397,681). In their 2009 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. To date, the Company has financed its operations from private sales of its common stock and from loans totaling $34,286 from the Company's officers and directors as of June 30, 2010. These loans are not pursuant to any written agreement. The Company has agreed to repay such loans upon the receipt of sufficient capital.
On October 28, 2009, the SEC declared our Registration Statement on Form S-1 (File No.: 333-128351) (the "Registration Statement") effective. Pursuant to the Registration Statement, we registered 12 million shares of common stock to be offered by us on a "best efforts" basis at a purchase price of $0.25 per share. We also registered 6,000,000 shares for resale by the selling stockholders named in the Registration Statement. If we sell all of the 12 million shares offered by us in the offering, of which there can be no assurances, we will receive gross proceeds of $3,000,000. As of July 14, 2010, we have sold 345,200 shares and have received net proceeds of $47,465. We will not receive any proceeds from the resale of shares offered by the selling stockholders named in the Registration Statement. We will depend on generating sufficient proceeds from the offering to fund our operations.
There is no minimum share purchase requirement and there is no guarantee as to
the amount of proceeds that will result from the offering, if any.   The going
concern opinion of the auditors might negatively impact our ability to raise capital to fund our operations or pursue our business strategy and our investors' ability to sell their shares of the Company's common stock. If we do not raise sufficient amount of funds from the offering and/or subsequent private and public offerings, we might have to cease operations.

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

Deferred Compensation

At June 30, 2010, Mr. Forhan, our Chief Executive Officer, Chief Financial Officer and Chairman, is owed $173,400 in deferred compensation and Mr. Fahoome, our President and Director, is owed $215,000 in deferred compensation. Management stopped accruing wages June 30, 2007 and will not receive wages until the Company generates revenue to pay wages. When funds become available management will pay down the deferred compensation over a period of twelve months, or longer; depending of working capital available.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 1A. Risk Factors.

N/A

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2010, and the day of July 2nd the company sold Securities that were Registered in the S-1. The company sold 345,200 shares netting $47,465, the money was used for working capital. The company paid finders fees of 17% and allocated 28% for Investor Relations expenses.

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


				CASINO PLAYERS, INC.


Date:  July 30, 2010		By: /s/ William G. Forhan
				William G. Forhan, CEO, CFO, and Chairman
				(Principal Executive Officer)
				(Principal Financial and Accounting Officer)