Form 10-Q
period 2010-09-30
CASINO PLAYERS, INC.
filed 2010-11-02
CIK 1374536

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

                         1501 S Ocean Blvd, Suite 326
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 1, 2010, there were 32,265,200 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

									Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements						3

Item 2.	Management's Discussion and Analysis of Financial
 	Condition and Results of Operations				10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
20

Item 4T. Controls and Procedures					20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings						21

Item 1A. Risk Factors							21

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities					21

Item 4.	Submission of Matters to a Vote of Security Holders		21

Item 5.	Other Information						22

Item 6.	Exhibits							22

SIGNATURES								22

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

                             CASINO PLAYERS, INC.
                                BALANCE SHEETS
             September 30, 2010 (Unaudited) and December 31, 2009

                                    ASSETS

								2010		2009
								--------------- ---------------
								(Unaudited)
Current assets:
  Cash and cash equivalents					$95,488		$117
  Prepaid expenses						34,182		-
								--------------- ---------------
    Total current assets					129,670		117

Property and equipment, net of accumulated depreciation
 of $6,625 and $5,500, respectively				4,019		5,144
								--------------- ---------------
								$133,689	$5,261
								=============== ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses				$75,760		$41,031
  Loans from shareholders					39,286		30,025
  Deferred revenue						50,193		-
  Accrued compensation						365,900		399,900
								--------------- ---------------
    Total current liabilities					531,139		470,956
								--------------- ---------------
Stockholders' equity (deficit)
  Preferred stock, $.0001 par value, 20,000,000 shares
   authorized and -0- shares outstanding			-		-
  Common stock, $.0001 par value, 200,000,000
   shares authorized, 32,265,200 and 30,456,700
   shares issued and outstanding, respectively			3,227		3,046
  Additional paid-in capital					730,596		379,202
  Accumulated deficit						(1,131,273)	(847,943)
								--------------- ---------------
    Total stockholders' equity (deficit)			(397,450)	(465,695)
								--------------- ---------------
    Total liabilities and stockholders' equity (deficit)	$133,689	$5,261
								=============== ===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                           STATEMENTS OF OPERATIONS
        For the Nine and Three Months Ended September 30, 2010 and 2009

							Nine Months Ended September 30,	Three Months Ended September 30,
							--------------- --------------- --------------- ---------------
							2010		2009		2010		2009
							--------------- --------------- --------------- ---------------
								(Unaudited)			(Unaudited)

Sales and commissions earned				$16,468		$8,541		$4,375		$4,585

Operating expenses					298,007		19,885		127,685		6,501
							--------------- --------------- --------------- ---------------
Income (loss) from operations				(281,539)	(11,344)	(123,310)	(1,916)

Other income (expense)
  Interest expense					(1,791)		(4,038)		(909)		-
							--------------- --------------- --------------- ---------------
Net (loss) before provision for income taxes		(283,330)	(15,382)	(124,219)	(1,916)

Provision for income taxes				-		-		-		-
							--------------- --------------- --------------- ---------------
Net (loss)						$(283,330)	$(15,382)	$(124,219)	$(1,916)
							=============== =============== =============== ===============
Basic and diluted loss per common share			$(0.01)		$-		$-		$-
							=============== =============== =============== ===============
Weighted average common shares outstanding		31,398,561	29,350,000	31,947,618	29,350,000
							=============== =============== =============== ===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                           STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2010 and 2009

								2010		2009
								        (Unaudited)
								--------------- ---------------
Cash flows from operating activities:
  Net income (loss)						$(283,330)	$(15,382)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation						1,125		1,125
    Stock issued for services					180,000		-
    Changes in assets and liabilities:
      Increase in prepaid expenses				(34,182)	-
      Increase in accounts payable and accrued expenses		34,729		11,852
      Decrease in accrued compensation				(34,000)	-
      Increase in deferred revenue				50,193		-
      Increase in due from shareholder				9,261		2,624
								--------------- ---------------
Cash flows provided from operation activities			(76,204)	219
								--------------- ---------------
Cash flows provided from financing activities:
  Proceeds from sale of common stock				171,575		-
								--------------- ---------------
Cash flows provided from financing activities			171,575		-
								--------------- ---------------
Net change in cash and cash equivalents				95,371		219

Cash and cash equivalents, beginning of period			117		263
								--------------- ---------------
Cash and cash equivalents, end of period			$95,488		$482

Supplemental disclosure:
  Interest  paid						$1,791		$1,125
								=============== ===============
  Taxes paid							$-		$-
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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full 2010 year.

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

NOTE 2: GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The company has incurred an operating loss of approximately $1,131,273 since inception. The future of the company is dependent on its ability to continue to obtain funding from its S-1filed with the Securities and Exchange Commission. Although the company plans to pursue its equity funding, there can be no assurance that the company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the equity funding it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.

NOTE 3: INCOME TAXES

The provision for income taxes and the effective tax rates for the nine months ended September 30, 2010 and 2009 were computed by applying the federal and state statutory corporate tax rates as follows:

								2010		2009

Provisions for income taxes at statutory federal rate		$99,165 	$5,384
Valuation allowance						(99,165)	(5,384)
Net income tax provision     					$-0-		$-0-

The reported income tax at the statutory rate			34%		34%
State rate, net of federal income tax				5%		5%
Valuation allowance						-39%		-39%
Effective income tax rate					0%		0%

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

The Company issued 1,060,000 shares as stock-based compensation during the nine months ended September 30, 2010. The shares were valued at the fair value of the shares at the date of issuance. A charge of $180,000 is included in the income statement for the nine months ended September 30, 2010.

NOTE 5: LOANS FROM SHAREHOLDERS

A shareholder has advanced various loans to the Company for the payment of certain operating expenses. The loans are non-interest bearing and are due on demand. Loans from shareholders at September 30, 2010 amounted to $39,286.

NOTE 6: STOCKHOLDERS EQUITY

The Company issued a total of 560,000 shares of its common stock at $0.25 per share for cash during the three months ended September 30, 2010.

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

Offices:

Our offices are located at 1501 S. Ocean Blvd., Suite 236, Pompano Beach, Florida; our telephone number is (954) 684-8288.

Going Concern

At September 30, 2010, we had $95,488 in cash on hand and a stockholders' deficit of $(465,695) in their 2009 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. Since our inception on July 19, 2005, we have an accumulated deficit of $(1,131,273) and our Company has incurred $(283,330) in operating losses in the three quarters of 2010.

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

Results of Operations

For the Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Assets

At September 30, 2010, we had total assets of $133,689 compared to $5,261 December 31, 2009. Total assets at September 30, 2010 consisted of $95,488 in cash on hand and $4,019 in property and property equipment and $34,182 prepaid expenses. Total assets at December 31, 2009 consisted of $117 in cash on hand and $5,144 in property and equipment (net of depreciation).

Liabilities

Our total liabilities were $531,139 at September 30, 2010 compared to $470,956 at December 31, 2009. The increase was primarily due to $50,193 in deferred revenue.

Total Stockholders' Deficit

Our stockholders' deficit was $(397,450) at September 30, 2010 compared to $(465,695) at December 31, 2009. The decrease was due to an increase in additional paid-in capital from the sale of stock in the 3rd quarter ended September 30, 2010.

Revenues

Revenues for the three months ended September 30, 2010 were $4,375 compared to $4,585 for the three months ended September 30, 2009. Revenues were generated from casino commissions.

Cost of Sales

Cost of Sales for the three month periods ended September 30, 2010 were zero and 2009 were zero. There are no costs of sales in connection with sending gamblers to casino resorts.

Expenses

The total General and Administrative (G&A) expenses for the three months ended September 30, 2010 were $127,685 as compared to $6,501 for the three months ended September 30, 2009. G&A expenses primarily consist of professional fees of $6,375 consulting fees of $84,690 and advertising of $22,550.

Net Losses

Net losses from operations for the three months ended September 30, 2010 were $(124,219) and a loss per share of $(0.004) compared to a net loss of $(1,916) and a loss per share of $(0.01) for the three months ended September 30, 2009.The increase in losses for the three months ended September 30, 2010 are due primarily to $91,065 professional fees and $22,500 advertising. Since the Company's inception, it has incurred $(1,131,273) in net losses. The trend is to continue losing money until funds for advertising and marketing are available.

For the Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Assets

At September 30, 2010, we had total assets of $133,689 compared to $5,261 on
December 31, 2009.    Total assets at September 30, 2010 consisted of $95,488
in cash on hand and $4,019 in property and property equipment and $34,182 prepaid expenses. Total assets at December 31, 2009 consisted of $117 in cash on hand and $5,144 in property and equipment (net of depreciation).

Liabilities

Our total liabilities were $531,139 at September 30, 2010 compared to $470,956 at December 31, 2009. The increase was primarily due to $50,193 in deferred revenue

Total Stockholders' Deficit

Our stockholders' deficit was $(397,450) at September 30, 2010 compared to $(465,695) at December 31, 2009. The decrease was due to an increase in additional paid-in capital from the sale of stock in the 3rd quarter ended September 30, 2010.

Revenues

Revenues for the nine months ended September 30, 2010 were $16,468 compared to $8,541 for the nine months ended September 30, 2009. Increased revenues were generated from gaming commissions.

Cost of Sales

Cost of Sales for the nine month periods ended September 30, 2010 were zero and 2009 were zero. There are no costs of sales in connection with sending gamblers to casino resorts.

Expenses

The total General and Administrative (G&A) expenses for the nine months ended September 30, 20010 were $298,007 as compared to $19,885 for the nine months ended September 30, 2009. G&A expenses primarily consist of $219,284 in professional fees and advertising expenses of $57,701

Net Losses

Net losses from operations for the nine months ended September 30, 2010 were $(283,330) and a loss per share of $(0.01) compared to a net loss of $(15,382) and a loss per share of $(0.009) for the nine months ended September 30, 2009.The increase in losses for the nine months ended September 30, 2010 are due primarily to $219,284 in professional fees and advertising expenses of $57,701. Since the Company's inception, it has incurred $(1,131,273) in net losses. The trend is to continue losing money until funds for advertising and marketing are available.

Liquidity and Capital Resources

At, September 30, 2010, we had $95,489in cash on hand, liabilities totaling $531,139 and a stockholders' deficit of $(397,450). In their 2009 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. To date, the Company has financed its operations from private sales of its common stock and from loans totaling $39,286 from the Company's officers and directors as of September 30, 2010. These loans are not pursuant to any written agreement. The Company has agreed to repay such loans upon the receipt of sufficient capital.

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

Deferred Compensation

At September 30, 2010, Mr. Forhan, our Chief Executive Officer, Chief Financial Officer and Chairman, is owed $170,500 in deferred compensation and Mr. Fahoome, our President and Director, is owed $195,400 in deferred compensation. Management stopped accruing wages June 30, 2007 and will not receive wages until the Company generates revenue to pay wages. When funds become available management will pay down the deferred compensation over a period of twelve months, or longer; depending of working capital available.

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

Item 1A. Risk Factors.

N/A

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2010, the company sold Securities that were Registered in the

S-1. The company sold 560,000 shares netting $132,000, the money was used for working capital. The company paid finders fees of 17% and allocated 28% for Investor Relations expenses.

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

				CASINO PLAYERS, INC.


Date:  November 2 , 2010	By:  /s/ William G. Forhan
				William G. Forhan, CEO, CFO, and Chairman
				(Principal Executive Officer)
				(Principal Financial and Accounting Officer)