Form 10-K
period 2010-12-31
CASINO PLAYERS, INC.
filed 2011-04-11
CIK 1374536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

               For the fiscal year ended:     December 31, 2010

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

                             700 W Hillsboro Blvd
                              Bldg.  2 Suite 104
                              Deerfield, FL 33441
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

Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    [ ]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 1, 2011 there were 32,465,300 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

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

Going Concern

At December 31, 2010, we had $9,330 in cash on hand, an accumulated deficit of $(1,174,985) and a stockholders' deficit of $(431,162). For the twelve months ended December 31, 2010, we had revenues of $77,591 and a net loss of $(327,040) compared to $11.082 in revenues and a net loss of $(54,501) for the fiscal year ended December 31, 2009. In our auditor's 2010 audit report, they expressed their doubt as to our ability to continue as a going concern. We do not currently have enough capital to fund our operations for the next 12
months.   We estimate that we will need $500,000 to fund our operations for the next 12 months.

On October 28, 2009, our Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the SEC. In the Registration Statement, we registered 6,000,000 shares of common stock on behalf of the Selling Stockholders named in the Registration Statement and 12,000,000 of common stock to be sold by Company at a price of $0.25 per share. We will not receive any funds from shares sold by the Selling Stockholders. We will only receive funds from shares we sell. We will depend on generating sufficient proceeds from the offering to fund our operations. To date, we have sold 755,200 shares to 47 shareholders pursuant to the Registration Statement. In the event the Company is not successful in selling any shares of common stock pursuant to the Registration Statement or in subsequent private or public offerings, the Company's Chief Executive Officer, William G. Forhan, has agreed to continue to fund the Company's operations until any such financing can be consummated.

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

The Company derives its revenue from the commissions earned from travel suppliers, casino Resorts and on the direct sale of travel and gaming related
products.   For the twelve months ended December 31, 2010, we had revenues of
$77,591 and a net loss of $(337,101)  compared to $11,082  in revenues and a
net loss of $(54,500) for the fiscal year ended December 31, 2009.   The
Company has performance contacts with various casinos that, based upon average play and wagering the Company receives an agreed upon percentage of the casinos theoretical revenue. No commission is recognized as revenue until confirmation of receipt of the commission.

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

Business Strategy

Our business strategy is to utilize the internet to communicate with gamblers, make them aware of our services to provide free rooms and amenities at casinos in North America and the Caribbean. The Company sent over 100 gamblers to casino resorts in 2009 and approximately 140 gamblers in 2010.

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

We are not dependent on any one gambler. Notwithstanding, 14 of our 35
licenses are with Harrah's casinos.   If we were to lose our licenses with
Harrah's, we would seek similar license from competitive casinos in the marketplaces desired. If we were not successful in obtaining comparable licenses, our business might be materially adversely affected.

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

Going Concern

At December 31, 2010, we had $9,330, in cash on hand, an accumulated deficit of $(1,174,985) and a stockholders' deficit of $(431.162). In our auditors' 2010 audit report, they have expressed their doubt as to our ability to continue as a going concern. We do not currently have enough capital to fund
our operations for the next 12 months.   We estimate that we will need
$500,000 to fund our operations for the next 12 months. The going concern opinion of the auditors might negatively impact our ability to raise capital to fund our operations or pursue our business strategy and your ability to sell your shares of the Company's common stock.

On October 28, 2009, our Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the SEC. In the Registration Statement, we registered 6,000,000 shares of common stock on behalf of the Selling Stockholders named in the Registration Statement and 12,000,000 of common stock to be sold by Company at a price of $0.25 per share. We will not receive any funds from shares sold by the Selling Stockholders. We will only receive funds from shares we sell. We will depend on generating sufficient proceeds from the offering to fund our operations. To date, we have sold 755,200 shares to 47 shareholders pursuant to the Registration Statement. In the event the Company is not successful in selling any shares of common stock pursuant to the Registration Statement or in subsequent private or public offerings, we might have to cease our operations.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2011. Continued concerns about the systemic impact of potential long-term and wide-spread recession, diminished consumer confidence and the availability and cost of credit have contributed to increased market volatility. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, including our ability to refinance any maturing liabilities and access the capital markets to meet liquidity needs. If the conditions in the U.S. and world economic markets remain uncertain or continue to be volatile, or if they deteriorate further, our business may be adversely affected.

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

Fourteen of our 35 licenses are with Harrah's casinos. If we were to lose our licenses with Harrah's, we would seek similar license from competitive casinos in the marketplaces desired. Our failure to get similar licenses with other casinos could have a material adverse affect on our business operations.

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

Mr. Forhan and Mr. Fahoome, our officers and directors, beneficially own approximately 62.5% of Casino Players Inc's currently issued and outstanding shares of common stock. Mr. Forhan and Mr. Fahoome as a practical matter, will be able to prevent other stockholders from participating in decisions, such as the election of directors, which affect our management and business direction.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We do not own or lease any property. The Company currently uses 1,300 squares feet office space. The offices are located at 700 W Hillsboro, Suite 104, Deerfield Beach, FL, 33441. The lease expires 1/31/2014

Item 3.  Legal Proceedings.

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

Holders

As of the date of this filing, there are 67 record holders of the Company's Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company sold an aggregate of 755,200 shares of common stock registered in the Company's Registration Statement declared effective by the SEC on October 28, 2009 to an aggregate of 47 shareholders. The purchase price of the common stock was $0.25 per share (an aggregate of $188,800). The Company used the proceeds for working capital purposes.

The Company also issued an aggregate of 200,000 shares of common stock to one consultant in consideration for $10,000 services rendered. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) due to the fact that the issuance did not involve a public offering of securities.

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

Going Concern

At December 31, 2010, we had $9,330 in cash on hand, an accumulated deficit of $(1,174,985) and a stockholders' deficit of $(431,162). For the twelve months ended December 31, 2010, we had revenues of $77,591 and a net loss of $(337,101) , compared to $11,082 in revenues and a net loss of $(54,500) for the fiscal year ended December 31, 2009. In our auditor's 2010 audit report, they expressed their doubt as to our ability to continue as a going concern. We do not currently have enough capital to fund our operations for the next 12
months.   We estimate that we will need $500,000 to fund our operations for the next 12 months. See "Liquidity and Capital Resources; Going Concern" below.

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

Results of Operations

Fiscal Year Ended December 31, 2010 to Fiscal Year Ended December 31, 2009

Assets

At December 31, 2010, we had total assets of $20,867, compared to $5,261 at December 31, 2009. Total assets at December 31, 2010 consisted of $9,330 in cash on hand and $11,537 in property and equipment (net of $5,500 in depreciation). Total assets at December 31, 2009 consisted of $117 in cash on hand and $5,144 in property and equipment.

Liabilities

Our total liabilities were $442,030 at December 31, 2010, compared to $470,956 at December 31, 2009. The decrease from 2009 to 2010 was primarily due to a decrease of $46,000 accrued compensation: $353,916 in 2010 and we had $399,900 in accrued compensation in 2009.

Total Stockholders' Deficit

Our stockholders' deficit was $(431,162) at December 31, 2010, compared to $(465,695) at December 31, 2009. The decrease from 2009 to additional paid in capital: $740,576 in 2010 compared to $379,202 in 2009.

Revenues

Revenues for the year ending December 31, 2010 were $77,591, compared to $11,082 for the year ended December 31, 2009. The increase was due to additional 50 new customers. The Company had less than 100 customers in 2009 and approximately 150 gamblers in 2010.

Operating Expenses

Operating expenses for the fiscal year ended 2010 were $412,901 as compared to $61,544 for the fiscal year ended December 31, 2009. The major components of expenses are general and administrative expenses: Consultants fees 2010 were $182,347 versus $855 in 2009; advertising in 2010 were $70,905 vs. zero in 2009; cost of sales in 2010 were $46,637 vs . zero in 2009;

Net Losses

Net losses from operations for the year ended December 31, 2010 were $(337,101), compared to $(54,500) for the fiscal year ended December 31, 2009. The increase in losses in 2010 is due primarily to $223,000 professional fees and $70,905 in advertising expenses

Liquidity and Capital Resources; Going Concern

At December 31, 2010, we had $9,330 in cash on hand, liabilities totaling $452,030 an accumulated deficit of $(1,174,985) and a total stockholders' deficit of $(431,162) In their 2010 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. To date, the Company has financed its operations from private sales of its common stock and from loans totaling $30,286 from the Company's officers and directors as of December 31, 2010.. These loans are not pursuant to any written agreement. The Company has agreed to repay such loans upon the receipt of sufficient capital.

On October 28, 2009, our Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the SEC. In the Registration Statement, we registered 6,000,000 shares of common stock on behalf of the Selling Stockholders named in the Registration Statement and 12,000,000 of common stock to be sold by Company at a price of $0.25 per share. We will not receive any funds from shares sold by the Selling Stockholders. We will only receive funds from the common stock we sell. We will depend on generating sufficient proceeds from the offering to fund our operations. To date, we have sold 755,200 shares to 47 individuals pursuant to the Registration Statement. In the event the Company is not successful in selling any shares of common stock pursuant to the Registration Statement or in subsequent private or public offerings, the Company's Chief Executive Officer, William G. Forhan, has agreed to continue to fund the Company's operations until any such financing can be consummated.

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

The following is a summary of the Registrant's cash flows from operating, investing, and financing activities for the Fiscal Years ended December 31, 2008 and 2009:

									December 31,

								2010		2009
								(Audited)	(Audited)

Cash flows provided from (used by) operating activities:	$(332,042)	$1,846
Cash flows provided from financing activities:			(9,895)		1,700
Net change in cash and cash equivalents:			4,212		(146)
Cash and cash equivalents, beginning of period:			117		263
Cash and cash equivalents, end of period			4,329		117

Deferred Compensation

Management is currently owed $353,916 as of December 31, 2010 to Mr. Forhan and Mr. Fahoome. Management stopped accruing wages June 30, 2007 and will not receive wages until the Company generates revenue to pay wages. When funds become available management will pay down the deferred compensation over a period of twelve months, or longer; depending of working capital available.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements.

                           MALCOLM L. POLLARD, Inc.
                           4845 W. LAKE ROAD, # 119
                                ERIE, PA 16505
                        (814)838-8258	FAX (814838-8452

            Report of Independent Registered Public Accounting Firm

Board of Directors
Casino Players,Inc.
Deerfield, Florida

We have audited the accompanying balance sheets of Casino Players, Inc. as of December 31, 2010, and December 31, 2009 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and December 31, 2009 and the results of its operations, changes in stockholders' deficiency, and its cash flows for year then ended, in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
April 2, 2011

                             CASINO PLAYERS, INC.
                                BALANCE SHEETS
                          December 31, 2010 and 2009

									ASSETS

								2010		2009
								--------------- ---------------
Current assets:
  Cash and cash equivalents					$9,330		$117
								--------------- ---------------
	Total current assets					9,330		117

Property and equipment, net of accumulated depreciation
 of $9,000 and $5,500, respectively				11,537		5,144
								--------------- ---------------
								$20,867		$5,261
								=============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses				$58,828		$41,031
  Loans from shareholders					39,286		30,025
  Accrued compensation						353,916		399,900
								--------------- ---------------
	Total current liabilities				452,030		470,956
								--------------- ---------------
Stockholders' equity (deficit)
  Preferred stock, $.0001 par value, 20,000,000 shares
   authorized and -0- shares outstanding			-		-
  Common stock, $.0001 par value, 200,000,000
   shares authorized, 32,465,300 and 30,456,700
   shares issued and outstanding, respectively			3,247		3,046
  Additional paid-in capital					740,576		379,202
  Accumulated deficit						(1,174,985)	(847,943)
								--------------- ---------------
	Total stockholders' equity (deficit)			(431,162)	(465,695)
								--------------- ---------------
	Total liabilities and stockholders' equity (deficit)	$20,868		$5,261
								=============== ===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                           STATEMENTS OF OPERATIONS
                For the years ended December 31, 2010 and 2009

								2010		2009
								--------------- ---------------
Sales and commissions earned					$77,591		$11,082

Operating expenses						402,841		61,544
								--------------- ---------------
Income (loss) from operations					(325,250)	(50,462)

Other income (expense)
  Interest expense						(1,791)		(4,038)
								--------------- ---------------
Net (loss) before provision for income taxes			(327,041)	(54,500)

Provision for income taxes					-		-
								--------------- ---------------
Net (loss)							$(327,041)	$(54,500)
								=============== ===============
Basic and diluted loss per common share				$(0.01)		-
								=============== ===============
Weighted average common shares outstanding			$31,656,043	29,543,407
								=============== ===============

             See accompanying notes to these financial statements

                              CASINO PLAYERS, INC
                       STATEMENTS OF STOCKHOLDERS EQUITY
                For the years ended December 31, 2010 and 2009

					     Common Stock		Additional		Accumulated
					Shares		Amount		Paid -In Capital	Deficit		Total
					--------------- --------------- --------------- 	--------------- ---------------
Balance January 1, 2008			29,300,000	$2,930		$340,118		$(758,594)	$(415,546)

Stock issued to director		50,000		5		2,495					2,500

Net loss											(34,851)	(34,851)
					--------------- --------------- --------------- 	--------------- ---------------
Balance January 1, 2009			29,350,000	$2,935		$342,613		$(793,445)	$(447,897)

Stock issued for services		1,100,000	110		34,890					35,000

Stock issued for cash			6,800		1		1,699					1,700

Net loss											(54,500)	(54,500)
					--------------- --------------- --------------- 	--------------- ---------------
Balance December 31, 2009		30,456,800	3,046		379,202			(847,945)	(465,697)

Stock issued for services		1,260,000	126		189,874					190,000

Stock issued for cash			748,500		75		171,500					171,575

Net loss											(327,041)	(327,041)
					--------------- --------------- --------------- 	--------------- ---------------
					32,465,300	$3,247		$740,576		$(1,174,986)	$(431,163)
					=============== =============== =============== 	=============== ===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                           STATEMENTS OF CASH FLOWS
                 For the year ended December 31, 2010 and 2009

								2010		2009
								--------------- ---------------
Cash flows from operating activities:
  Net income (loss)						$(327,041)	$(54,500)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation						3,500		1,500
    Stock issued for services					190,000		35,000
    Changes in assets and liabilities:
      Increase in accounts payable and accrued expenses		17,797		9,350
      Increase in due from shareholder				9,261		6,804
      Increase in accrued compensation				(45,984)	-
								--------------- ---------------
Cash flows used in operating activities				(152,467)	(1,846)
								--------------- ---------------
Cash flows used in investing activities:
  Purchase of fixed assets					(9,895)		-
								--------------- ---------------
Cash flows provided from financing activities			(9,895)		-
								--------------- ---------------
Cash flows provided from financing activities:
  Proceeds from notes payable					-		-
  Proceeds from sale of common stock				171,575		1,700
								--------------- ---------------
Cash flows provided from financing activities			171,575		1,700
								--------------- ---------------

Net change in cash and cash equivalents				9,213		(146)

Cash and cash equivalents, beginning of period			117		263
								--------------- ---------------
Cash and cash equivalents, end of period			$9,330		$117
								=============== ===============
Supplemental disclosure:
  Interest  paid						$1,791		$4,038
								=============== ===============
  Taxes paid							$-		$-
								=============== ===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2010

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

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2010

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

NOTE 2: GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The company has incurred an operating loss of approximately $1,174,985 since inception. The future of the company is dependent on its ability to obtain funding from its ability to raise capital from capital markets and private equity sources. Although the company plans to pursue its equity funding, there can be no assurance that the company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the equity funding it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2010

NOTE 3: INCOME TAXES

The provisions for income taxes for the years ended December 31, 2010 and 2009 consisted of the following:

								2010 		2009
								--------------- ---------------

Provisions for income taxes at statutory federal rate 		$0 		$0
Valuation allowance 						-		-
								--------------- ---------------
Net income tax provision 					$ -0- 		$ -0-
								=============== ===============

The reported income tax at the statutory rate 			34%		34%
State rate, net of federal income tax 				5% 		5%
Valuation allowance 						-39% 		-39%
								--------------- ---------------
Effective income tax rate 					0% 		0%
								=============== ===============

Our Federal net operating loss ("NOL") carryforward balance as of December 31, 2010 was $900,000, expiring between 2011 and 2030. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets. Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized. .

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

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Florida. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2007.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2010

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

The Company issued 1,260,000 shares as stock-based compensation during the year ended December 31, 2010. The shares were valued at the fair value of the shares at the date of issuance. A charge of $190,000 is included in the income statement for the year ended December 31, 2010.

NOTE 5: ACCRUED COMPENSATION

The Company had employment contracts with its two key employees for salaries of $7,000 per month. Since the Company did not have adequate operations to pay the salaries, beginning October 1, 2005 the amounts were being accrued and deferred until adequate operations are achieved. The contracts were canceled on June 30, 2007. Accrued compensation at December 31, 2010 and 2009 amounted to $353,916 and $399,900, respectively.

NOTE 6: LOANS FROM SHAREHOLDERS

A shareholder has advanced various loans to the Company for the payment of certain operating expenses. The loans are non-interest bearing and are due on demand. Loans from shareholders at December 31, 2010 and 2009 amounted to $39,286 and $30,025, respectively.

NOTE 7: STOCKHOLDERS EQUITY

The Company issued a total of 755,200 shares of its common stock for cash during the year ended December 31, 2010.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that is now part of the topic on Consolidations dealing with the consolidation of variable interest entities. The new requirements change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The new requirements became effective on January 1, 2010. Adoption did not have a material effect on the Company's results of operations and cash flows or financial position.

In October 2009, the FASB issued ASU, Multiple-Deliverable Revenue Arrangements, to (i) provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (ii) require an allocation of revenue using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price; and (iii) eliminate the residual method. The update becomes effective on a prospective basis in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2010

NOTE 9: RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In October 2009, the FASB issued an ASU, Certain Revenue Arrangements that Include Software Elements, that amends existing requirements to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. The update becomes effective on a prospective basis in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.

In January 2010, the FASB issued an ASU, Improving Disclosures about Fair Value Measurements, requiring additional disclosures on fair value measurements. Disclosure requirements for transfers in and out of levels 1 and 2 of the hierarchy for fair value measurements, that became effective January 1, 2010, did not have a material effect on the Company's results of operations or financial position. Disclosures about purchases, sales, issuance, and settlements in a rollforward of activity for level 3 fair value measurements are deferred until fiscal years beginning after December 15, 2010. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.

In April 2010, the FASB issued an ASU, Revenue Recognition - Milestone Method, to provide guidance on (i) defining a milestone, and (ii) determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance becomes effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010, with early adoption and retrospective application permitted. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.

In July 2010, the FASB issued an ASU, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to expand disclosures for exposure to credit losses from lending arrangements, including credit risks involved in financing receivables and allowances for credit losses. Adoption did not have a material effect on the Company's results of operations and cash flows or financial position.

In December 2010, the FASB issued an ASU, Disclosure of Supplementary Pro Forma Information for Business Combinations, effective for business combinations occurring after December 15, 2010, and an ASU, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, effective for fiscal years beginning after December 15, 2010. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2010 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None

                                   PART III

Item 10.  Directors, Executive Officer and Corporate Governance.

The following table sets forth the names, ages and titles of our executive officers and members of our board of directors as of the date of this Annual
Report:

Name:			Age:	Position Held and Director Since:

William G. Forhan	66	Chief Executive Officer, Chief Financial Officer  and
				Chairman since Inception  (July 20, 2005)
				(Principal Executive Officer and Principal
				Financial/Accounting Officer)

Joseph Fahoome		61	President and Director since Inception (July 20, 2005)

Robert Kuechenberg	62	Director since October 2007

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

Since July 19, 2010 until January 11, 2011 Mr. Forhan was founder and CEO of National Asset Recovery Corp an OTCBB company "REPO" a Repo Forwarding company in the Repo industry

Since July 1, 2008, Mr. Forhan has been consulting services to Next Interactive, Inc., an OTCBB company (OTCBB: NXOI) specializing in travel services. His job was to help the company complete a reverse merger with an OTCBB company and complete two acquisitions. The company was successful in completing the reverse merger and both acquisitions in October 2008. Mr. Forhan currently provides investor relations and SEC compliance services to Next 1 Interactive, Inc.

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

Item 11.  Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our executive officers for 2009 and 2010. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and 		Fiscal Year 									Non-Equity	Nonqualified
Principal 		Ended						Stock 		Option 		Incentive 	Deferred 	All Other
Position		Dec. 31, 	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Plan Comp. ($)	Comp. ($)	Comp. ($)	Total ($)

William Forhan, CEO,
CFO and Chairman
(Principal Executive
and Financial and
Accounting Officer)	2010		$0(1)	 	$0	 	$0	 	$0	 	$0	 	$0	 	$0	 	$0(1)
			2009		$0(2)		$0		$0		$0		$0		$0		$0		$0(2)

Joseph Fahoome,
President and Director	2010		$0(1)	 	$0	 	$0	 	$0	 	$0	 	$0	 	$0	 	$0(1)
			2009		$0(2)		$0		$0		$0		$0		$0		$0		$0(2)

(1)	$399,990 was accrued and unpaid at December 31, 2009.

(2)	$353,916 was accrued and unpaid at December 31, 2010

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

Mr. Forhan has not received any salary payments. The Company has been recording his salary as deferred compensation through and unpaid at December 31, 2010

Management stopped accruing wages on June 30, 2007, and Mr. Forhan will not receive wages until the Company generates revenues to pay such wages. Forhan has accrued wages of $178,000.

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

Mr. Fahoome has not received any salary payments. The Company has been recording his salary as deferred compensation through December 31, 2010. $399,900 was accrued and unpaid at December 31, 2009. The accrued compensation started in October 2005 for Joseph Fahoome and he is currently owed $177,916.

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

Name of Beneficial Owner	Address				No. of Shares of	Percentage of
								Common Stock Owned	Ownership (1)

William G. Forhan,		c/o Casino Players, Inc.	12,000,000		39.4%
CEO, CFO and Chairman		700 W Hillsboro Blvd
				Bldg 2, Suite 104
				Deerfield, Florida 33441

Joseph Fahoome, 		c/o Casino Players, Inc.	8,000,000		26.3%
President and Director		700 W Hillsboro Blvd
				Bldg 2, Suite 104
				Deerfield, Florida 33441

Robert Kuechenberg		c/o Casino Players, Inc.	50,000			*
Director			700 W Hillsboro Blvd
				Bldg 2, Suite 104
				Deerfield, Florida 33441

David Scott			6500 Collins Ave		2,000,000		6.6%
				Miami Beach, Florida

Global Consulting INc. (2)	1281 N Ocean #154		2,200,000		7.2%
				Singer Island FL. 33404

The Scott Law Firm, P.A. (3)	915 NW 1st Ave.			1,900,000		6.2%
				Suite H907
				Miami, Florida 33136

All Officers and Directors
as a Group (3 persons)		--				20,050,000		65.8%

*Represents less than 1%.

(1)	Based on 32,465,300 shares of common stock issued and outstanding as of the date of this Annual Report.

(2)	Stephan Inezedy  has ultimate power to vote and dispose of the shares of
Company stock held by Global Consulting, Inc.

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

The Company has received $39,286 from William Forhan, the Company's Chief Executive Officer, Chief Financial Officer and Chairman, over the past three years. The loans have been used for operating expenses. The loans are non-interest bearing and are due on demand. To date, none of the notes have been repaid.

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

Item 14.  Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended
December 31,			Auditor:

2010		$10,000		Malcolm Pollard, CPA
2009		$10,500		Larry O'Donnell, CPA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Fiscal Year Ended
December 31,			Auditor:

2010		$12,500		Malcolm Pollard, CPA
2009		$12,500		Larry O'Donnell, CPA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

Fiscal Year Ended
December 31,			Auditor:

2010		$N/A		Malcolm Pollard CPA
2009		N/A		Larry O'Donnell, CPA

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

Fiscal Year Ended

December 31,	Auditor:

2010		$0		Malcolm Pollard CPA
2009		$0		Larry O'Donnell, CPA

                                    PART IV

Item 15.  Exhibits and Reports on Form 8-K

Exhibit	Description

3.1	State of Nevada Corporate Charter, Casino Players, Inc. dated July 20,
2005 (incorporated by reference to Exhibit 3.1 to the Company's SB-2 filed on October 27, 2006).

3.2	State of Nevada Certified Articles of Incorporation, Casino Players,
Inc. July 20, 2005 (incorporated by reference to Exhibit 3.2 to the Company's SB-2 filed on October 27, 2006).

3.3	Corporate Bylaws, Casino Players, Inc. dated October 10, 2005
(incorporated by reference to Exhibit 3.3 to the Company's SB-2 filed on October 27, 2006).

3.4	State of Nevada Corporate Charter, Casino Rated Players, Inc. dated July
13, 2004 (incorporated by reference to Exhibit 3.4 to the Company's SB-2 filed on October 27, 2006).

3.5	State of Nevada Articles of Incorporation, Casino Rated Players, Inc.
dated July 13, 2004 (incorporated by reference to Exhibit 3.5 to the Company's SB-2 filed on October 27, 2006).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit
4.1 to the Company's Amendment No. 4.1 to Form S-1 filed on April 9, 2009).

10.1	Employment Agreement, dated July 23, 2002, between Casino Rated Players,
Inc. and William Forhan (incorporated by reference to Exhibit 10.1 to the Company's SB-2 filed on October 27, 2006).

10.1.1	Employment Agreement, dated August 1, 2004, between Casino Rated
Players, Inc. and Joseph Fahoome (incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 4.1 to Form S-1 filed on April 9, 2009).

10.2	Gaming Licenses for William Forhan and Joseph Fahoome (incorporated by reference to Exhibit 10.2 to the Company's SB-2 filed on October 27, 2006).

10.3	Office Lease Agreement dated September 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company's SB-2 filed on October 27, 2006).

10.4	Purchase Agreement between Casino Players, Inc. and Invicta Group, Inc.
dated September 30, 2005 (incorporated by reference to Exhibit 10.4 to the Company's SB-2 filed on October 27, 2006).

10.5	Consulting Agreement with Big Apple Consulting U.S.A., Inc.
(incorporated by reference to Exhibit 4. 1 to Amendment No. 3 to the Company's SB-2 filed on October 29, 2007).

31.1	Certification of the Registrant's Principal Executive Officer and
Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date: April 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title					Date

/s/ William G. Forhan
William G. Forhan	Chief Executive Officer, 		April 11, 2011
			Chief Financial Officer and Chairman
			(Principal Executive Officer)
			(Principal Financial and Accounting Officer)

/s/ Joseph Fahoome
Joseph Fahoome		President and Director			April 11, 2011


/s/ Robert Kuechenberg
Robert Kuechenberg	Director				April 11, 2011