Form 10-Q
period 2011-03-31
CASINO PLAYERS, INC.
filed 2011-05-16
CIK 1374536

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

                        Commission File No. 333-138251

                             CASINO PLAYERS, INC.
            (Exact name of registrant as specified in its charter)

		    Nevada			    54-2156042
	  (State or other Jurisdiction of	 (I.R.S. Employer
	  Incorporation or Organization)	Identification No.)

                          1150 Hillsboro Mile St 1004
                        Hillsboro Beach, Florida	33042
              (Address of Principal Executive Offices)	(Zip Code)

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

[X] Yes      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 1, 2011, there were 32,265,200 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

                               TABLE OF CONTENTS

	Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements					3

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations				10

Item 3. Quantitative and Qualitative Disclosures About
Market Risk							19

Item 4T. Controls and Procedures				19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings					20

Item 1A.

Risk Factors							20

Item 2.	Unregistered Sale of Equity Securities and
Use of Proceeds							20

Item 3.	Defaults Upon Senior Securities				20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information					20

Item 6.	Exhibits						20

SIGNATURES							21

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

                             CASINO PLAYERS, INC.
                                BALANCE SHEETS
               March 31, 2011 (Unaudited) and December 31, 2010

                                    ASSETS

								March 31,	December 31,
								2011		2010
								(Unaudited)
  Current assets:
    Cash and cash equivalents					$664		$9,330

      Total current assets					664		9,330

  Property and equipment, net of accumulated depreciation
  of $9,000 and $5,500, respectively				9,537		11,537

  								$10,201		$20,867


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
    Accounts payable and accrued expenses			$84,865		$58,828
    Loans from shareholders					49,910		39,286
    Accrued compensation					346,166		353,916
      Total current liabilities					480,941		452,030

  Stockholders' equity (deficit)
    Preferred stock, $.0001 par value, 20,000,000 shares
     authorized and -0- shares outstanding	-	-
    Common stock, $.0001 par value, 200,000,000
     shares authorized, 32,465,300 and 30,456,800
     shares issued and outstanding, respectively		3,247		3,247
    Additional paid-in capital					740,576		740,576
    Accumulated deficit						(1,214,563)	(1,174,985)
      Total stockholders' equity (deficit)			(470,740)	(431,162)

      Total liabilities and stockholders' equity (deficit)	$10,201		$20,868

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                           STATEMENTS OF OPERATIONS
              For the Three Months ended March 31, 2011 and 2011

								2011		2010
								(Unaudited)

Sales and commissions earned					$4,656		$5,602

Operating expenses						44,233		45,232

Income (loss) from operations					(39,577)	(39,630)

Other income (expense)
  Interest expense						-		(503)

Net (loss) before provision for income taxes			(39,577)	(40,133)

Provision for income taxes					-		-

Net (loss)							$(39,577)	$(40,133)

Basic and diluted loss per common share				$-		$-

Weighted average common shares outstanding			32,465,300	30,719,621

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                           STATEMENTS OF CASH FLOWS
              For the Three Months ended March 31, 2011 and 2010

								2011		2010
								(Unaudited)

Cash flows from operating activities:
  Net income (loss)						$(39,577)	$(40,133)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation						2,000		375
    Stock issued for services					-		25,000
    Changes in assets and liabilities:
      Increase in accounts payable and accrued expenses		26,037		12,900
      Increase in due from shareholder				10,624		3,251
      Decrease in accrued compensation				(7,750)		-
Cash flows used in operationg activities			(8,666)		1,393

Cash flows provided from financing activities:
  Proceeds from sale of common stock				-		125
Cash flows provided from financing activities			-		125

Net change in cash and cash equivalents				(8,666)		1,518

Cash and cash equivalents, beginning of period			9,330		117

Cash and cash equivalents, end of period			$664		$1,635


Interest paid							$-		$4,038
Taxes paid							$-		$-

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2011

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

Although we believe that the disclosures included in our financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with the Company's latest annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the "SEC").

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full 2011 year.

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

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2011

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

NOTE 2: GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The company has incurred an operating loss of approximately $1,214,563 since inception. The future of the company is dependent on its ability to obtain funding from its anticipated funding of its S-1 with the Securities and Exchange Commission. Although the company plans to pursue its equity funding, there can be no assurance that the company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the equity funding it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2011
NOTE 3: INCOME TAXES

The provision for income taxes and the effective tax rates for the three months ended March 31, 2011 and 2010 were computed by applying the federal and state statutory corporate tax rates as follows:

							2011		2010

Provisions for income taxes at statutory federal rate	$0 		$0
Valuation allowance	 				-   		 -
Net income tax provision     				$-0-		$-0-

The reported income tax at the statutory rate		34%		34%
State rate, net of federal income tax			5%		5%
Valuation allowance					-39%		-39%
Effective income tax rate				0%		0%

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

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2011
NOTE 4: LOANS FROM SHAREHOLDERS

A shareholder has advanced various loans to the Company for the payment of certain operating expenses. The loans are non-interest bearing and are due on demand. Loans from shareholders at March 31, 2011 amounted to $49,910.

NOTE 5: SUBSEQUENT EVENT

On April 18, 2011 the Company designated and issued 100 shares of its Series A Preferred Stock to the officers of the Company. The voting rights of this stock give the holders 80% of the voting rights of all common and preferred stockholders.

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

	To date, the Company has not had advertising funds to market its services. We anticipate revenues increasing after marketing dollars are available to promote the Company's services. We estimate that we need $250,000 to commence a six month marketing strategy.

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

The Company sent over 120 gamblers to casinos in 2010, they were all "Play to Qualify" players.

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

Offices:

Our offices are located at 1150 Hillsboro Mile, Suite 1004, Hillsboro Beach, Florida; our telephone number is (954) 684-8288.

Going Concern

At March 31, 2011 we had $664 in cash on hand and a stockholders' deficit of $(431,162) in their 2010 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. Since our inception on July 19, 2005, we have an accumulated deficit of $(1,214,563) and our Company has incurred $(39,577) in operating losses in the 1st quarter of 2011.

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

Results of Operations

For the Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Assets

At March 31, 2011 we had total assets of $10,201 compared to $20,867 December 31, 2010. Total assets at March 31, 2011 consisted of $664 in cash on hand and $9,537 in property and property equipment.. Total assets at December 31, 2010 consisted of $9,330 in cash on hand and $11,537 in property and equipment (net of depreciation).

Liabilities

Our total liabilities were $480,941 at March 31, 2011 compared to $452,030 at December 31, 2010. The increase was primarily due to $26,000 payables and $10,000 loans from shareholders..

Total Stockholders' Deficit

Our stockholders' deficit was $(470,740) at March 31, 2011 compared to $(431,162) at December 31, 2010. The increase was due to $39,577 losses for the quarter,.

Revenues

Revenues for the three months ended March 31, 2011 were $4,656 compared to
$5,602

 for the three months ended March 31, 2010. Revenues were generated from casino commissions.

Cost of Sales

Cost of Sales for the three month periods ended March 31, 2011 were zero and 2010 were zero. There are no costs of sales in connection with sending gamblers to casino resorts.

Expenses

The total General and Administrative (G&A) expenses for the three months ended March 31, 2011 were $44,233 as compared to $45,232 for the three months ended March 31, 2010. G&A expenses primarily consist of professional fees of $6,000, and advertising of $22,737, rent and website design.

Net Losses

Net losses from operations for the three months ended March 31, 2011 were $(39,577) and a loss per share of $(0.001) compared to a net loss of $(40,133) and a loss per share of $(0.001) for the three months ended March 31, 2010.. The trend is to continue losing money until funds for advertising and marketing are available.

Liquidity and Capital Resources

At, March 31, 2011, we had $664 in cash on hand, liabilities totaling $480,941 and a stockholders' deficit of $(470,740). In their 2010 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. To date, the Company has financed its operations from private sales of its common stock and from loans totaling $49,910 from the Company's officer, these loans are not pursuant to any written agreement. The Company has agreed to repay such loans upon the receipt of sufficient capital.

On October 28, 2009, the SEC declared our Registration Statement on Form S-1 (File No.: 333-128351) (the "Registration Statement") effective. Pursuant to the Registration Statement, we registered 12 million shares of common stock to be offered by us on a "best efforts" basis at a purchase price of $0.25 per share. We also registered 6,000,000 shares for resale by the selling stockholders named in the Registration Statement. Management closed the IPO March 19, 2011 and awaits FINRA approval for a trading symbol. As of closing the IPO the company sold 755,200 shares and have received net proceeds of $172,750

Deferred Compensation

At March 31, 2011, Mr. Forhan, our Chief Executive Officer, Chief Financial Officer and Chairman, is owed $170,500 in deferred compensation and Mr. Fahoome, our President and Director, is owed $175,666 in deferred compensation. Management stopped accruing wages June 30, 2007 and will not receive wages until the Company generates revenue to pay wages. When funds become available management will pay down the deferred compensation over a period of twelve months, or longer; depending of working capital available.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

N/A

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2011, the company sold zero Securities that were Registered in the

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

				CASINO PLAYERS, INC.

Date:  May 12, 2011		By:	/s/ William G. Forhan
				William G. Forhan, CEO, CFO, and Chairman
				(Principal Executive Officer)
				(Principal Financial and Accounting Officer)