Form 10-Q
period 2011-06-30
CASINO PLAYERS, INC.
filed 2011-08-12
CIK 1374536

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

                         Commission File No. 000-54346

                             CASINO PLAYERS, INC.
            (Exact name of registrant as specified in its charter)

		    Nevada			   54-2156042
	(State or other Jurisdiction of		(I.R.S. Employer
	Incorporation or Organization)		Identification No.)

                              1150 Hillsboro Mile
                                  Suite 1004
                        Hillsboro Beach, Florida	33062
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

[X] Yes      [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

[ ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of August 12, 2011, there were 33,765,300 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

									Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements						4

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations				14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T. Controls and Procedures					24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings						25

Item 1A. Risk Factors							25

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities					25

Item 4.	Submission of Matters to a Vote of Security Holders		25

Item 5.	Other Information						25

Item 6.	Exhibits							25

SIGNATURES								26

                        PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

                            MALCOLM L. POLLARD, INC
                           4845 W. LAKE ROAD, # 119
                                ERIE, PA 16505

                   (814)838-8258          FAX (814)838-8452

              Report of Independent Certified Public Accountants

Board of Directors
Casino Players, Inc.

We have reviewed the accompanying consolidated balance sheet of Casino Players, Inc. as of June 30, 2011 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three-month period ended June 30, 2011. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

In our opinion, subject to the uncertainty of a going concern, the information set forth in the accompanying consolidated balance sheet as of June 30, 2011 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three months then ended., is fairly stated, in all material respects.

Malcolm L. Pollard, Inc.

/S/ Malcolm L. Pollard, CPA

August 9, 2011
Erie, Pennsylvania

                             CASINO PLAYERS, INC.

                                BALANCE SHEETS

                June 30, 2011 (Unaudited) and December 31, 2010

                                     ASSETS

							June 30,	December 31,
							2011		2010
							(Unaudited)
							-------------- --------------
Current assets:
  Cash and cash equivalents				$174		$9,330
  Prepaid expenses					8,500
							-------------- --------------
	Total current assets				8,674		9,330

Property and equipment, net of accumulated depreciation
 of $13,000 and $5,500, respectively			7,537		11,537
							-------------- --------------
							$16,211		$20,867
							============== ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses			$87,327		$58,827
  Loans from shareholders				50,910		39,286
  Accrued compensation					346,166		353,916
							-------------- --------------
	Total current liabilities			484,403		452,029
							-------------- --------------

Stockholders' equity (deficit)
  Preferred stock, $.0001 par value, 20,000,000 shares
   authorized and 100 and 0 shares outstanding		-		-
  Common stock, $.0001 par value, 200,000,000
   shares authorized, 33,765,300 and 30,456,800
   shares issued and outstanding, respectively		3,377		3,247
  Additional paid-in capital				753,446		740,576
  Accumulated deficit					(1,225,015)	(1,174,985)
							-------------- --------------
	Total stockholders' equity (deficit)		(468,192)	(431,162)
							-------------- --------------
	Total liabilities and stockholders' equity
	 (deficit)					$16,211		$20,867
							============== ==============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.

                           STATEMENTS OF OPERATIONS

           For the Six and Three Months ended June 30, 2011 and 2010

						Six Months Ended June 30,	Three Months Ended June 30,
						2011		2010		2011		2010
							(Unaudited)			(Unaudited)
						--------------- --------------- --------------- ---------------
Sales and commissions earned			$4,766		$12,093		$110		$6,491

Operating expenses				54,796		170,322		10,563		125,090
						--------------- --------------- --------------- ---------------
Income (loss) from operations			(50,030)	(158,229)	(10,453)	(118,599)

Other income (expense)
  Interest expense				-		(882)		-		(379)
						--------------- --------------- --------------- ---------------
Net (loss) before provision for income taxes	(50,030)	(159,111)	(10,453)	(118,978)

Provision for income taxes			-		-		-		-
						--------------- --------------- --------------- ---------------
Net (loss)					$(50,030)	$(159,111)	$(10,453)	$(118,978)
						=============== =============== =============== ===============
Basic and diluted loss per common share		$-		$(0.01)		$-		$-
						=============== =============== =============== ===============
Weighted average common shares outstanding	32,732,522	31,119,432	32,999,744	31,514,800
						=============== =============== =============== ===============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.

                           STATEMENTS OF CASH FLOWS

                For the Six Months ended June 30, 2011 and 2010

								2011		2010
								-------------- --------------
									(Unaudited)
Cash flows from operating activities:
  Net income (loss)						$(50,030)	$(159,111)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation						4,000		750
    Stock issued for services					13,000		180,000
    Changes in assets and liabilities:
    Increase in prepaid expenses				(8,500)		(75,000)
    Increase in accounts payable and accrued expenses		28,500		18,220
    Increase in due from shareholder				11,624		(11,500)
    Decrease in accrued compensation				(7,750)		4,261
								-------------- --------------
Cash flows used in operating activities				(9,156)		(42,380)
								-------------- --------------
Cash flows provided from financing activities:
  Proceeds from sale of common stock				-		47,125
								-------------- --------------
Cash flows provided from financing activities			-		47,125
								-------------- --------------

Net change in cash and cash equivalents				(9,156)		4,745

Cash and cash equivalents, beginning of period			9,330		117
								-------------- --------------
Cash and cash equivalents, end of period			$174		$4,862

Supplemental disclosure:
  Interest  paid						$-		$882
								============== ==============
  Taxes paid							$-		$-
								============== ==============

             See accompanying notes to these financial statements

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2011

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

Although we believe that the disclosures included in our financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with the Company's latest annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the 'SEC').

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full 2011 year.

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

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2011

Income taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the 'more likely than not' criteria of ASC 740.

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

Recent Accounting Pronouncements

ASU 2011-05 - Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders' equity. Instead, the new guidance now requires entities to present all nonowner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

All entities that report OCI items will be impacted by the changes in this ASU. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments to ASC 220, Comprehensive Income, included in ASU 2011-05, Presentation of Comprehensive Income, are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2011

ASU 2011-04 - Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

* The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

* An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

* An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity's net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity's net, rather than gross, exposure to those risks.

* Premiums or discounts related to the unit of account are appropriate when measuring fair value of an asset or liability if market participants would incorporate them into the measurement (for example, a control premium). However, premiums or discounts related to size as a characteristic of the reporting entity's holding (that is, a 'blockage factor') should not be considered in a fair value measurement.

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for calendar-year entities). Early adoption is not permitted for public entities

ASU 2011-03 - Reconsideration of effective control for repurchase agreements

The amendments to ASC 860-10 included in ASU 2011-03, simplified the accounting for financial assets transferred under repurchase agreements (repos) and similar arrangements, by eliminating the transferor's ability criteria from the assessment of effective control over those assets as well as the related implementation guidance.

Currently under ASC 860-10-40-24 a transferor must meet four criteria to maintain effective control of securities transferred in a repo and to therefore account for the transfer as a secured borrowing rather than a sale. One of these criteria states that the transferor must be able to either repurchase or redeem the transferred securities on substantially the agreed terms, even if the transferee is in default. This criterion is satisfied only if the transferor has cash or collateral sufficient to fund substantially the entire cost of purchasing replacement securities.

The amendments in ASU 2011-03 remove this criterion and related implementation guidance from the Codification, thereby reducing the criteria that transferors must satisfy to qualify for secured borrowing accounting and, as a result, likely reducing the number of transfers accounted for as sales.

The amendments to ASC 860-10, Transfers and Servicing, included in ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, are effective for both public and nonpublic entities prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities). Early adoption is not permitted.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2011

ASU 2011-02 - FASB amends creditor troubled debt restructuring guidance

This bulletin discusses ASU 2011-02, which was issued by the FASB to provide creditors with additional guidance in evaluating whether a restructuring of debt is a troubled debt restructuring. The new guidance does not amend the guidance for debtors. It is generally effective for public entities in the quarter ended September 30, 2011.

ASU 2011-01 - Troubled debt restructuring disclosures for public-entity creditors deferred

The FASB issued Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferred effective date will coincide with the effective date for the clarified guidance about what constitutes a troubled debt restructuring, which the Board is currently deliberating. The clarified guidance is expected to apply for interim and annual periods ending after June 15, 2011.

When providing the new disclosures under ASU 2010-20, public entities would be required to retrospectively apply the clarified guidance on what constitutes a troubled debt restructuring to restructurings occurring on or after the beginning of the year in which the proposed clarified guidance is adopted.

NOTE 2: GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The company has incurred an operating loss of approximately $1,225,015 since inception. The future of the company is dependent on its ability to obtain funding from its anticipated funding of its S-1 with the Securities and Exchange Commission. Although the company plans to pursue its equity funding, there can be no assurance that the company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the equity funding it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2011

NOTE 3: INCOME TAXES

The provision for income taxes and the effective tax rates for the three months ended June 30, 2011 and 2010 were computed by applying the federal and state statutory corporate tax rates as follows:

							2011 	2010
							------- -------
Provisions for income taxes at statutory federal rate	$0 	$0
Valuation allowance 					- 	-
							------- -------
Net income tax provision 				$ -0-	$ -0-
							======= =======
The reported income tax at the statutory rate 		34% 	34%
State rate, net of federal income tax 			5% 	5%
Valuation allowance 					-39%	-39%
							------- -------
Effective income tax rate 				0%	0%
							======= =======

Our Federal net operating loss ('NOL') carryforward balance as of December 31, 2010 was $900,000, expiring between 2011 and 2030. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets. Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized.

The Company adopted the provisions of ASC 740, previously FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously the Company has accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. The statute of limitations is still open on years 2006 and subsequent. The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than'not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Florida. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2007.

                             CASINO PLAYERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2011

NOTE 4: LOANS FROM SHAREHOLDERS

A shareholder has advanced various loans to the Company for the payment of certain operating expenses. The loans are non-interest bearing and are due on demand. Loans from shareholders at June 30, 2011 amounted to $50,910.

NOTE 5: STOCK BASED COMPENSATION

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

The Company issued 1,300,000 shares as stock-based compensation during the three months ended June 30, 2011. The shares were valued at the fair value of the shares at the date of issuance. A charge of $4,500 is included in the income statement for the six months ended June 30, 2011. An additional $8,500 has been classified as prepaid expense at June 30, 2011 as the service represented by the issuance was for a three month period. .

NOTE 6: STOCKHOLDERS' EQUITY

On April 18, 2011 the Company designated and issued 100 shares of its Series A Preferred Stock to the officers of the Company. The voting rights of this stock give the holders 80% of the voting rights of all common and preferred stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as 'may,' 'will,' 'expect,' 'intend,' 'estimate,' 'foresee,' 'project,' 'anticipate,' 'believe,' 'plans,' 'forecasts,' 'continue' or 'could' or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management's opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Unless stated otherwise, the words 'we,' 'us,' 'our,' the 'Company,' or 'Casino Players, Inc.' in this section collectively refer to Casino Players, Inc. and Casino Rated Players, Inc.

Who We Are

Casino Players, Inc. (the 'Company') was incorporated on July 19, 2005 in the state of Nevada. We are a casino representation company that conducts business under the trade name and service mark 'Casino Rated Players.' We offer free casino resort rooms to qualified gamblers who are approved by the casino of their choice. Our website is www.CreditRatedPlayers.com. The contents of our website are not incorporated by reference herein.

We have one subsidiary, Casino Rated Players, Inc. ('CRP'), a casino representation company ('Rep Company' or 'Casino Rep Company'). A Casino Rep Company is essentially an extension of a casino's marketing department that markets casino resorts to low and high rollers (gamblers) for which it receives a commission based on the player's loss or total wagers during the player's stay at the casino.

We record revenue after a player departs a casino or cruise line if we have confirmation of commission amount due. Sometimes, however, it can take up to a week to receive confirmation that a player has qualified for the Company to receive a commission.

Our casino player is identified when he/she informs the casino dealer/manager that he/she is a 'Casino Rated Player' and shows his/her player identification card. The casino manager then writes down the start of the player's playing time and watches to determine average bet and hours played. The tracking procedure is left up to the casino, and we rely on gaming information provided by the casino's management. In some instances, it has come to our attention that our players' losses and average bets exceeded those reported by the casino, thereby reducing our commissions since we make a commission based on a
player's loss at the casino.   The Company has no recourse other than to not
return players to that casino.

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

Our Services

Through our website, www.CasinoRatedPlayers.com (the contents of which are not incorporated by reference herein), we offer 4 services to gamblers seeking gambling and entertainment. Applicants complete a reservation form on our website and indicate his/her dates of travel and first and second place priority casinos. The Company returns a confirmation to the applicant to receive a casino rate for his/her room with the betting requirements for the casino of his/her choice. Applicants are charged a one-time $30 per room administrative fee after we confirm their casino room rate and qualifications to earn a free room under 'Play to Qualify.' We do not charge for any services other than a 'Play to Qualify' reservation. 'Play to Qualify' is a service we offer to players that do not have a history of gaming and want to qualify for free casino resort rooms. We contact the casino and request a casino rate for 'Play to Qualify' rooms. The casino normally offers a discount of 50% off of the normal rate. The player uses his/her credit card to check into the casino and is notified at check out if they qualified for a free room. If they do not qualify, the casino rate is charged to the player's credit card. The player pays the Company a service fee of $30 for making the reservation; and if the player qualifies for a free room, we receive a Casino Rep commission from the casino.

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

(2)	Complimentary Casino Resort Rooms and Suites.  We offer complimentary casino resort rooms and suites to players that qualify based on average bet and hours of daily playing, confirmed as a qualified player by the casino resort selected by the player. The player contacts us online requesting a free room or 'Play to Qualify' room, we respond with a confirmation of their request and follow up with an e-mail, confirming their room after the casino confirms availability and free room or Play to Qualify room rate.

(3)	Poker Cruises to the Caribbean.  We are currently negotiating with two cruise lines to offer 'Poker Mini Tournaments' to all passengers. If we are successful, we will operate the tournaments to all passengers and market poker cruises to the public, offering discounted cabin pricing.

(4)	Free Cruise Cabins to Qualified Players. We offer qualified players complimentary cruise cabins to the Caribbean. The player qualifies by playing casino games for four hours a day with an average bet of $150 or more, depending on the retail value of the cruise.

The Company sent over 120 gamblers to casinos in 2010, they were all 'Play to Qualify' players.

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

History:

We have been in business since 2005, operating out of Ft. Lauderdale, Florida, and Detroit, Michigan. Our President, Joseph Fahoome, has over 30 years experience in owning and operating a Casino Rep Company in Detroit and relocated to Ft. Lauderdale in 2004 to operate Casino Rated Players. Mr. Fahoome owned a Casino Rep business in Detroit for over 30 years, sending players primarily to Las Vegas and Atlantic City in groups of 10 to 100 players. The marketplace changed in Detroit when three new casinos simultaneously opened in Detroit, all operating 24 hours a day, 7 days a week and offering the same games and entertainment Las Vegas and Atlantic City offered, resulting in dramatic decrease of players' interest in Las Vegas or Atlantic City.

Offices:

Our offices are located at 1150 Hillsboro Mile, Suite 1004, Hillsboro Beach, Florida; our telephone number is (954) 684-8288

Going Concern

At June 30, 2011, we had $174 in cash on hand and a stockholders' deficit of $(431,162) in their 2010 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. Since our inception on July 19, 2005, we have an accumulated deficit of $(1,225,015) and our Company has incurred $(50,030) in operating losses in the1st and 2nd quarters of 2011.

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

Results of Operations

For the Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Assets

At June 30, 2011, we had total assets of $16,211 compared to $20,867 December 31, 2010. Total assets at June 30, 2011 consisted of $174 in cash on hand and $7,537 in property and property equipment and $8,500 prepaid expenses. Total assets at December 31, 2010 consisted of $9,330 in cash on hand and $11,537 in property and equipment (net of depreciation).

Liabilities

Our total liabilities were $484,403 at June 30, 2011 compared to $452,029 at December 31, 2010. The increase was primarily due to loses in 2011 resulting in decrease in revenues.

Total Stockholders' Deficit

Our stockholders' deficit was $(468,192) at June 30, 2011 compared to $(431,162) at December 31, 2010. The increase was due to an increase was due to losses in last 6 months.

Revenues

Revenues for the three months ended June 30, 2011 were $110 compared to $6,491 for the three months ended June 30, 2010. Revenues were generated from casino commissions. To date, the Company has not had sufficient funds to advertise.

Detroit gaming opportunity for the Company decreased further in 2011 as the auto industry started laying off employees and those working were concerned they might lose their jobs, deciding not to spend money on Cruises or trips to Las Vegas. Those that still had the desire to gamble could go to three new casinos in Detroit thereby decreasing the Company's opportunity to earn revenues.

Cost of Sales

Cost of Sales for the three month periods ended June 30, 2011 were zero and 2010 were zero. There are no costs of sales in connection with sending gamblers to casino resorts.

Expenses

The total General and Administrative (G&A) expenses for the three months ended June 30, 2011 were $10,563 as compared to $125,090 for the three months ended June 30, 2010. G&A expenses primarily consist of professional fees of $15,979; The $110,000 decrease in G&A expenses were due to a reduction in consulting fees of $74,000 and $30,000 less legal fees.

Net Losses

Net losses from operations for the three months ended June 30, 2011 were $(10,453) and a loss per share of $(0.01) compared to a net loss of $(118,978) and a loss per share of $(0.01) for the three months ended June 30, 2010.The decrease in losses for the three months ended June 30, 2011 are due primarily to $112,000 professional fees reduction for the quarter. Since the Company's inception, it has incurred $(1,225,015) in net losses. The trend is to continue losing money until funds for advertising and marketing are available.

For the Six Months Ended June 30, 2011 Compared to Six Months Ended June 30,
2010

Assets

At June 30, 2011, we had total assets of $16,211 compared to $20,867 on December 31, 2010. Total assets at June 30, 2011 consisted of $174 in cash on hand and $7,537 in property and property equipment. Total assets at December 31, 2010 consisted of $9,330 in cash on hand and $11,537 in property and equipment.

Liabilities

Our total liabilities were $484,403 at June 30, 2011 compared to $452,029 at December 31, 2010, The increase was primarily due to $50,030 losses for the period.

Total Stockholders' Deficit

Our stockholders' deficit was $(468,403) at June 30, 2011 compared to $(431,162) at December 31, 2010. The decrease was due to losses for the 6 month s of the year

Revenues

Revenues for the six months ended June 30, 2011 were $4,766 compared to $12,093 for the six months ended June 30, 2010. Decreased revenues were due the loss of a group traveling to Las Vegas in 2010.

Cost of Sales

Cost of Sales for the three month periods ended June 30, 2010 were zero and 2009 were zero. There are no costs of sales in connection with sending gamblers to casino resorts.

Expenses

The total General and Administrative (G&A) expenses for the six months ended June 30, 2011 were $54,796 as compared to $170,322 for the six months ended June 30, 2010. G&A expenses primarily consisted of $15,979 professional fees 2011 vs. 2010 G&A expenses were primarily $127,565 in professional fees and advertising expenses of $26,950

Net Losses

Net losses from operations for the six months ended June 30, 2011 were $(50,030) and a loss per share of $(0.01) compared to a net loss of $(159,111) and a loss per share of $(0.01) for the six months ended June 30, 2010.The decrease in losses for the six months ended June 30, 2011 are due primarily to reductuion in expenses: $127,565 in professional fees and advertising expenses of $26,950. Since the Company's inception, it has incurred $(1,225,015) in net losses.

Liquidity and Capital Resources

At, June 30, 2011, we had $174 in cash on hand, liabilities totaling $484,403 and a stockholders' deficit of $(468,192). In their 2010 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern. To date, the Company has financed its operations from private sales of its common stock and from loans totaling $50,910 from the Company's officers and directors as of June 30, 2011. These loans are not pursuant to any written agreement. The Company has agreed to repay such loans upon the receipt of sufficient capital.

On October 28, 2009, the SEC declared our Registration Statement on Form S-1 (File No.: 333-128351) (the 'Registration Statement') effective. Pursuant to the Registration Statement, we registered 12 million shares of common stock to be offered by us on a 'best efforts' basis at a purchase price of $0.25 per share. We also registered 6,000,000 shares for resale by the selling stockholders named in the Registration Statement. Management closed the IPO March 19, 2011 and awaits FINRA approval for a trading symbol. As of closing the IPO the company sold 755,200 shares and have received net proceeds of $172,750.

Deferred Compensation

At June 30, 2011, Mr. Forhan, our Chief Executive Officer, Chief Financial Officer and Chairman, is owed $170,500 in deferred compensation and Mr. Fahoome, our President and Director, is owed $175,665 in deferred compensation. Management stopped accruing wages June 30, 2007 and will not receive wages until the Company generates revenue to pay wages. When funds become available management will pay down the deferred compensation over a period of twelve months, or longer; depending of working capital available.

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

The Company presents 'basic' and, if applicable, 'diluted' earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, 'Earnings per Share' ('SFAS 128') and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the conversion of debentures, were issued during the period.

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

Accounting for Warrants and Freestanding Derivative Financial Instruments

The Company evaluates its warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 'Accounting for Derivative Instruments and Hedging Activities' ('FAS 133') and related interpretations including EITF 00-19 - Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock' ('EITF 00-19'). If the warrant is determined to be a derivative, the fair value of the warrants is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141(R) 'Applying the Acquisition Method,' which is effective for fiscal years beginning after December 15, 2008.

This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141(R) applies the concept of fair value and 'more likely than not' criteria to accounting for contingent consideration, and pre-acquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer's interest and will be expensed as incurred. The Company does not expect that the impact of this standard will have a significant effect on its financial condition and results of operations.

In December 2007, the FASB also issued FAS No. 160, 'Accounting for Noncontrolling Interests,' which is effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests.

The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In February 2007, the FASB issued FAS No. 159, 'Fair Value Option' which provides companies an irrevocable option to report selected financial assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

FAS 159 is effective for entities as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, 'Fair Value Measurements' ('FAS 157'), which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

N/A

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2011, and the day of June 20th the company issued 1,300,000 shares to Consultant, for fees totaling $13,000 for 4 months consulting services.

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

101.INS	The Issuer will amend this report within 30 days to file its financials in XBRL format.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

					CASINO PLAYERS, INC.

Date:  August 12, 2011	By:		/s/ William G. Forhan
					William G. Forhan, CEO, CFO, and Chairman
					(Principal Executive Officer)
					(Principal Financial and Accounting Officer)