Form 10-Q/A
period 2011-06-30
CASINO PLAYERS, INC.
filed 2011-09-16
CIK 1374536

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 2

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

                               EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of Casino Players Inc. (the "Company") for the quarter ended June 30, 2011 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on August 12, 2011 as amended September 15, 2011. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and replaces
Exhibit 101 (XBRL interactive data), which is included as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company's other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

Item 6.   Exhibits.

Exhibit No.:	Description:
31.1*	Certification by William G. Forhan, Principal Executive Officer and
Principal Financial and Accounting Officer of Casino Players Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification by William G. Forhan, Principal Executive Officer and
Principal Financial and Accounting Officer of Casino Players Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Original Filing in Extensible Business
Reporting Language (XBRL) format.

* Included in Original Filing.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

					CASINO PLAYERS, INC.

Date:  September 16, 2011		By: /s/ William G. Forhan
					William G. Forhan, CEO, CFO, and Chairman
					(Principal Executive Officer)
					(Principal Financial and Accounting Officer)