Form 10-Q/A
period 2011-06-30
CASINO PLAYERS, INC.
filed 2011-09-16
CIK 1374536

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

                               EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of Casino Players Inc. (the "Company") for the quarter ended June 30, 2011 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on August 12, 2011. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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

					CASINO PLAYERS, INC.

Date:  September 15, 2011		By: /s/ William G. Forhan
					William G. Forhan, CEO, CFO, and Chairman
					(Principal Executive Officer)
					(Principal Financial and Accounting Officer)