Form 10-Q/A
period 2011-06-30
CASINO PLAYERS, INC.
filed 2011-09-19
CIK 1374536

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 3

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

                  1150 Hillsboro Mile, Suite 1004
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

                               EXPLANATORY NOTE

This Amendment No. 3 to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of Casino Players Inc. (the "Company") for the quarter ended June 30, 2011 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on August 12, 2011, as amended by amendments numbers 1 and 2.

The Amendment is being filed to claim a Regulation S-T Section 232.021(c) hardship exemption that provides for a six business day extension for interactive data filings and, in support thereof, has included the required text of Section 232.021(c)(1)(i) in Exhibit 99 herein. The Company has already filed the required interactive data information in Amendment No. 2 within six business days of the due date.

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

99	Statement on reliance of Section 232.201(c) of Regulation S-T hardship exemption.

* Included in Original Filing.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

				CASINO PLAYERS, INC.

Date:  September 19, 2011	By:  /s/ William G. Forhan
			 	William G. Forhan, CEO, CFO, and Chairman
				(Principal Executive Officer)
				(Principal Financial and Accounting Officer)