Form 10-Q
period 2011-09-30
Medytox Solutions, Inc.
filed 2011-11-14
CIK 1374536

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-54346

MEDYTOX SOLUTIONS INC

 (Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	54-2156042 (I.R.S. Employer Identification No.)

400 Australian Avenue 8th Floor West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (561) 855-1626

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        [X] Yes      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          [  ] Yes      [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of November 10, 2011, there were 30,265,200 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 839,342	$ 9,330
Accounts receivable, less allowance for doubtful accounts of $375,530 and $0, respectively	2,058,219	-
Other accounts receivable	24,796	-

Total current assets	2,922,357	9,330

Property and equipment, net of accumulated depreciation of $138,539 and $5,500, respectively	142,453	11,537

Total assets	$ 3,064,810	$ 20,867

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$ 439,182	$ 58,827
Current portion of notes payable	1,360,672	-
Loans from shareholders	57,001	39,286
Income tax payable	134,200	-
Accrued compensation	332,066	353,916
Total current liabilities	2,323,121	452,029

Notes payable, net of current portion	62,747	-

Stockholders' equity (deficit)
Preferred stock, $.0001 par value, 20,000,000 shares authorized and 100 and 0 shares outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 30,265,300 and 30,456,800 shares issued and outstanding, respectively	3,027	3,247
Additional paid-in capital	723,796	740,576
Minority interest	321,685	-
Note payable for retired shares	35,000	-
Accumulated deficit	(404,566)	(1,174,985)
Total stockholders' equity (deficit)	678,942	(431,162)

Total liabilities and stockholders' equity (deficit)	$ 3,064,810	$ 20,867

The notes are an integral part of these financial statements.

MEDYTOX SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Sales and commissions earned	$ 2,558,578	$ 4,375	$ 2,563,344	$ 16,468

Selling, general and administrative expenses	296,410		296,410
Operating expenses	976,796	127,685	1,031,592	298,007
	1,273,206	127,685	1,328,002	298,007

Income (loss) from operations	1,285,372	(123,310)	1,235,342	(281,539)

Other income (expense)
Interest expense	(9,037)	(909)	(9,037)	(1,791)

Net (loss) before provision for income taxes	1,276,335	(124,219)	1,226,305	(283,330)

Provision for income taxes	(134,200)	-	(134,200)	-

Minority interest	(321,685)	-	(321,685)	-
Net income (loss)	$ 820,450	$ (124,219)	$ 770,420	$ (283,330)

Basic and diluted loss per common share	$ 0.03	$ -	$ 0.03	$ (0.01)

Weighted average common shares outstanding	30,259,243	31,947,618	0,254,346	31,398,561

The notes are an integral part of these financial statements.

MEDYTOX SOLUTINS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
	September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$ 770,420	$ (283,330)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	25,533	1,125
Bad debt allowance	355,903	-
Stock issued for services	13,000	180,000
Changes in assets and liabilities:
Increase in accounts receivable	(2,029,669)	-
Increase in prepaid expenses	-	(34,182)
Increase in other accounts receivables	(200)
Increase in accounts payable and accrued expenses	293,123	34,729
Increase in due from shareholder	11,624	9,261
Increase in deferred revenue	-	50,193
Increase in income tax payable	134,200	-
Decrease in accrued compensation	(21,850)	(34,000)
Cash flows used in operating activities	(447,916)	(76,204)

Cash flows used in investing activities:
Purchase of consolidated subsidiaries	(12,382)	-
	(12,382)	-

Cash flows provided from financing activities:
Increase in notes and loans payable	1,320,310	-
Payment for repurchase of common stock	(30,000)	-
Proceeds from sale of common stock	-	171,575
Cash flows provided from financing activities	1,290,310	171,575

Net change in cash and cash equivalents	830,012	95,371

Cash and cash equivalents, beginning of period	9,330	117

Cash and cash equivalents, end of period	$ 839,342	$ 95,488

Interest paid	$ 9,037	$ 1,791
Taxes paid	$ -	$ -

The notes are an integral part of these financial statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Consolidation

Casino Players, Inc. (the “Company” or “Medytox”) was organized July 20, 2005 under the laws of the State of Nevada.  The Company had a wholly owned subsidiary, Casino Rated Players, Inc. (“CRP”), a Nevada corporation that was a casino representative company offering complementary rooms to rated players.  CRP’s revenues were a percentage of the amount of income the casino earned from the rated players.  The casino tracked the play of the rated player to determine its gross income, and the CRP was then paid its contractual percentage based on that income, realized at the time of play.

During 2010 and 2011 the casino representative business was minimal.  In the first half of 2011, the Company management decided to reorganize the operations of Casino Players, Inc. as a holding company to acquire and manage a number of companies in the medical services sector.

On June 22, 2011 the Company organized Medytox Management Solutions Corp (MMMS), a Florida corporation, as a wholly owned subsidiary.  MMMS is a marketing company selling software to medical clinics, hospitals and physicians’ offices.  The software aids in the monitoring of drug testing and medication use in patients.  MMMS has offices in xx, Florida.

On July 26, 2011 the Company organized Medytox Institute of Laboratory Medicine, Inc. (MILM), a Florida corporation, as a wholly owned subsidiary.  MILM was organized to acquire and manage medical testing laboratories.  MILM operates form the corporate offices in West Palm Beach, Florida.

On August 22, 2011, MILM acquired 81% of Trident Laboratories, Inc. (Trident), a privately owned Florida corporation, through a stock purchase agreement on an installment note payable.  Trident operates a medical testing laboratory specializing in urine testing from a facility in Hollywood, Florida.

Also, on August 22, 2011, the Company acquired 100% of Medical Billing Choices, Inc., (MBC) a privately held North Carolina corporation, through a stock purchase agreement for cash and an installment note.  MBC operates a medical billing service for a variety of medical providers throughout the southeastern United States from offices in Charlotte, North Carolina.  After the acquisition, MBC is the main billing company for the MILM laboratories.

On September 16, 2011, the board of directors agreed to change the name of the Company to Medytox Solutions Inc. and file for a new trading symbol.  On October 27, 2011, FINRA approved the name change and the new symbol, “MMMS”.

The management of the Company is considering options to divest the casino representative business (CRP) but has not approved a plan of disposition.  The results of the CRP are immaterial and do not constitute a significant segment for reporting purposes.  As of September 30, 2011, the Company operates in the medical service segment.

Basis of Accounting

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company.

Although we believe that the disclosures included in our consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full 2011 year.

Certain prior period amounts have been reclassified to conform to current-period presentation. These reclassifications had no effect on net loss for the periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  The most significant estimates included in the preparation of the consolidated financial statements are related to asset lives and accruals.

Income taxes

We account for current income taxes using the federal and state statutory corporate tax rates in the jurisdictions in which we operate.  Deferred income taxes are determined by considering the estimated future tax effects of differences between the consolidated financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded if realization of the deferred tax assets do not meet the “more likely than not” criteria of current accounting standards.

We recognize the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares outstanding during the period.  Diluted earnings per share are computed using the weighted average common shares and all potentially dilutive common shares outstanding during the period.  At September 30, 2011 we did not have any potentially dilutive common shares outstanding.

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. We have no history with our new operating plan and cannot predict if we will be successful.  The future of the company is dependent on its ability to execute its new business plan and to obtain funding though traditional sources. Although the company plans to pursue funding through all means, there can be no assurance that the company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the traditional sources it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.

NOTE 3: NOTES PAYABLE

The Company and its subsidiaries are party to a number of loans with unrelated parties.  At September 30, 2011 and December 31, 2010 long term debt consisted of the following:

	September 30, 2011	December 31, 2010
Convertible debenture for working capital, dated September 15, 2011 in the amount of $500,000 and bearing interest at 20%. Interest only payments are payable monthly. The note is convertible at $2.50 per share until September 15, 2012 when the note is due.	$500,000	$-

Short-term loan for working capital, dated September 15, 2011 in the amount of $500,000 and bearing interest at 20%. Interest and principle are payable on demand.	400,000	-

Short-term loans for working capital in the amount of $264,456 and bearing interest at 20%. Interest and principle are due on demand.	264,456

Short-term loan from a consultant for working capital bearing interest at 20%. Interest and principle are due on demand	95,000	-

Short-term notes from various contractors, bearing interest at 12% to 20%. Interest and principle are due on demand.	64,099	-

Commercial loan with a finance company, dated September 1, 2009, in the original amount of $38,800 and bearing interest at 8%. Principle and interest payments in the amount of $775.47 are payable for 60 months ending on August 31, 2014. This note is secured by a lien on a vehicle with a carrying value of $28,453 at December 31, 2010.	$24,181	$-

Commercial loan with a finance company, dated September 1, 2009, in the original amount of $42,700 and bearing interest at 8%. Principle and interest payments in the amount of $854.41 are payable for 60 months ending on August 31, 2014. This note is secured by a lien on a vehicle with a carrying value of $31,313 at December 31, 2010	26,545	-

Commercial loan with a finance company, dated December 10, 2010, in the original amount of $63,700 and bearing interest at 8%. Principle and interest payments in the amount of $2,000 are payable for 36 months ending on December 10, 2013. This note is secured by a lien on a vehicle with a carrying value of $63,700 at June 30, 2011	49,138	-
	1,423,419	-
Less current portion	(1,360,672)	-
	$62,747	$-

Principal maturities of notes payables for the next five years and thereafter are as follows:

Period ended September 30,,
2012	$ 1,360,672
2013	40,197
2014	22,550
2015
2016 and thereafter	-
$ 1,423,419

NOTE 4: INCOME TAXES

The provision for income taxes and the effective tax rates for the nine months ended September 30, 2011 and 2010 were computed by applying the federal and state statutory corporate tax rates as follows:

	September 30, 2011	December 31, 2010

Income tax provision at statutory rates	$449,200	$-
Valuation allowance	(315,000)	-
Net income tax provision	$134,200	$-

Federal income tax rate	34%	34%
State income tax rate	3%	3%
Valuation allowance	(26)%	-37%
Effective income tax rate	11%	-

Our Federal net operating loss (“NOL”) carryforward balance as of December 31, 2010 was $900,000, expiring between 2011 and 2030. NOL utilization may be subject to a limitation contained in Internal Revenue Code Section 382. Management has reviewed the provisions regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it will have sufficient taxable income to realize those assets. Therefore, management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will be realized. The change in the valuation allowance from December 31, 2010 to September 30, 2011 is $(315,000).

The Company recognizes the consolidated financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company is subject to income taxes in the U.S. federal jurisdiction and the states of Florida and North Carolina. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2008.

NOTE 5: STOCK BASED COMPENSATION

Employee and non-employee stock awards are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company issued 360,000 shares as stock-based compensation during the three months ended March 31, 2010. The shares were valued at $0.07 per share, the fair value of the shares at the date of issuance. A charge of $25,000 was included in the income statement for the three months ended March 31, 2010.

NOTE 6: RELATED PARTY TRANSACTIONS

Various shareholders have advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. Loans from shareholders at September 30, 2011 amounted to $57,001.

At September 30, 2011, Mr. Forhan, our Chief Executive Officer, Chief Financial Officer and Chairman, was owed $159,400 in deferred compensation and Mr. Fahoome, our President and Director, was owed $172,666 in deferred compensation. Management stopped accruing wages September 30, 2007.

NOTE 7: STOCKHOLDERS EQUITY

On June 20, 2011 the Company issued 1,300,000 shares of common stock for consulting fees totaling $13,000.

During the current quarter, the Company paid a total of $25,000 cash and $35,000 in notes payable to four (4) shareholders to retire 1,300,000 shares of common stock and cancelled 2,200,000 shares of common stock, issued for services in 2005, per an agreement with the holder.

The Company has offered promissory notes in the total amount of $263,800 to a number of shareholders in exchange for retiring a total of 2,898,500 shares of common shares.  These shares had not been returned by September 30, 2011 and were still outstanding.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2011 through the date these consolidated financial statements were issued.

NOTE 9: SIGNIFICANT ACQUISTIONS

Acquisition of Trident Laboratories, Inc.

On August 22, 2011 the Company, through its subsidiary, MILM, agreed to purchase 81% of Trident Laboratories, Inc. (Trident) from unrelated parties for an installment note in a total amount of $500,000.  MILM will pay the $500,000 note in monthly payments from the revenue generated by MILM business brought to Trident.  The $500,000 must be paid off within 12 months or the shareholders of Trident have the right to rescind the agreement.

As of the signing of the agreement, Trident assigned 49% of the stock to escrow for the benefit of MILM and consented to perform testing on behalf of Medytox.  Upon payment of the $500,000 note MILM will receive the 49% of the stock plus an additional 32% from the shareholders of Trident and MILM will own 81% of the Trident.  Until the note is paid in full the former shareholders of Trident will be allowed to keep 100% of the profits of their existing and future non-Medytox testing after a fair allocation of operating costs

MILM offers to purchase the remaining 19% from the shareholders of Trident, after 24 months of combined operations, for consideration equal to three (3) times the annual profits as determined from audited consolidated financial statements.  This offer expires after 36 months.

The Company filed audited consolidated financial statements for the years ended December 31, 2010 via Form 8-K on November 4, 2011.  Trident was organized in December 2009 and started operations in March 2010.  Only the 2010 statements were audited.  The balances at August 22, 2011 are as yet unaudited.

Medytox accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations).  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill. The unaudited values as of the date of agreement are as follows:

August 22, 2011 (Unaudited)
Cash	$848
Accounts receivable	119,477
Other current assets	24,596
Fixed assets	131,714
Goodwill	500,000
-
Total assets purchased	$776,636

Account Payables	$44,861
Accrued liabilities	$11,287
Related party loans	72,091
Long-term Liabilities	50,799
Equity	97,598
-
Note	500,000
-
Total liabilities assumed and consideration given	$776,636

Pro forma results of operations for the years ended December 31, 2010 and 2009 as though this acquisition had taken place at January 1, 2009 are as follows:

	Year ended December 31, 2009	Year ended December 31, 2010

Revenues	$11,082	$415,823

Net Income (loss)	$(54,500)	$(225,643)

Earnings per share	$(0.00)	$(0.01)

Shares outstanding	30,456,700	32,465,300

Pro forma results of operations for the nine months ended September 30, 2010 and 2011 as though this acquisition had taken place at January 1, 2009 are as follows:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011

Revenues	$12,093	$424,499

Net Income (loss)	$(167,420)	$(82,157)

Earnings per share	$(0.01)	$(0.00)

The unaudited balance sheet and pro forma results disclosed in the tables above are based on various assumptions and are not necessarily indicative of the results of the financial position or operations that would have occurred had the Company completed this acquisition on January 1, 2009 or 2010.  The acquired balance sheet above is subject to revision during the year end audit.

Acquisition of Medical Billing Choices, Inc.

On August 22, 2011 the Company agreed to purchase 100% of Medical Billing Choices, Inc. (MBC) from an unrelated party for cash and a note for a total amount of $850,000.  Medytox paid $100,000 down in cash and will pay the $750,000 note in monthly payments from the collections in MBC on Medytox billings.  The $750,000 must be paid off within 24 months or the shareholders of MBC have the right to rescind the agreement.

As of the signing of the agreement, MBC assigned 49% of the stock to escrow for the benefit of Medytox and assumed the duties of billing the medical services provided by any subsidiary of Medytox.  Upon payment of the $750,000 note Medytox will receive the 49% of the stock and the remaining 51% from the shareholders of MBC and Medytox will own 100% of the MBC.  Until the note is paid in full the former shareholders of MBC will be allowed to keep 100% of the profits of their existing and future non-Medytox billings.

The Company filed audited consolidated financial statements for the years ended December 31, 2010 and December 31, 2009 via Form 8-K on November 4, 2011.  The balances at August 22, 2011 are as yet unaudited.

Medytox. accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations).  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill. The unaudited values as of the date of agreement are as follows:

August 22, 2011 (Unaudited)
Cash	$80,073
Accounts receivable	15,550
Fixed assets	51,897
Goodwill	812,688
-
Total assets purchased	$960,208

Accrued liabilities	$58,160
Long-term Liabilities	52,048
Cash paid	100,000
Installment note given	750,000
-
Total liabilities assumed and consideration given	$960,208

Pro forma results of operations for the years ended December 31, 2010 and 2009 as though this acquisition had taken place at January 1, 2009 are as follows:

	Year ended December 31, 2009	Year ended December 31, 2010

Revenues	$501,092	$422,810

Net Income (loss)	$(42,374)	$(358,350)

Earnings per share	$(0.00)	$(0.01)

Pro forma results of operations for the nine months ended September 30, 2010 and 2011 as though this acquisition had taken place at January 1, 2009 are as follows:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011

Revenues	$173,746	$158,856

Net Income (loss)	$(174,272)	$(20,125)

Earnings per share	$(0.01)	$(0.00)

The unaudited balance sheet and pro forma results disclosed in the tables above are based on various assumptions and are not necessarily indicative of the results of the financial position or operations that would have occurred had the Company completed this acquisition on January 1, 2009 or 2010. The acquired balance sheet above is subject to revision during the year end audit.

Combined results

Pro forma results of operations for the nine months ended September 30, 2011 and 2010 as though both acquisitions had taken place at January 1, 2009 are as follows:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011

Revenues	$173,746	$578,589

Net Income (loss)	$(182,581)	$(52,252)

Earnings per share	$(0.01)	$(0.00)

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Unless stated otherwise, the words “we,” “us,” “our,” the “Company,” or “Medytox Solutions, Inc.” in this section collectively refer to Medytox Solutions, Inc., Medytox Medical Management Solutions, Inc., Medytox Institute of Laboratory Medicine, Corp, Trident Laboratories, Inc., Medical Billing Choices, Inc. and Casino Rated Players, Inc.

Overview

Medytox Solutions, Inc. (the “Company” or “Medytox”) was organized July 20, 2005 under the laws of the State of Nevada.  The Company had a wholly owned subsidiary, Casino Rated Players, Inc. (“CRP”), a Nevada corporation that was a casino representative company offering complementary rooms to rated players.  CRP’s revenues were a percentage of the amount of income the casino earned from the rated players.  The casino tracked the play of the rated player to determine its gross income, and the CRP was then paid its contractual percentage based on that income, realized at the time of play.

During 2010 and 2011 the casino representative business was minimal.  As of June 30, 2011, the Company management decided to reorganize the operations of Medytox Solutions, Inc. as a holding company, under the name “Medytox Solutions, Inc.”, to acquire and manage a number of companies in the medical services sector.  The company organized two subsidiaries in the current quarter and acquired two others through stock purchases.

As of September 30, 2011, we operate a medical testing laboratory, a medical billing service, a marketing firm for medical monitoring software and services and corporate offices.  The operations of the casino representative business are immaterial and do not constitute a separate segment.

Our main offices are located at 400 S. Australian Ave, Suite 800, West Palm Beach, Florida; our telephone number is (561) 855-1626.  We operate other facilities in Hollywood Florida and Charlotte North Carolina.

Going Concern

At September 30, 2011, we had $839,342 in cash on hand and a stockholders’ equity of $581,242.  Our new business model has resulted in income for the three and nine months ended September 30, 2011.  While our auditors included a going concern paragraph in their audit report for December 31, 2010, we do not believe the comment will be necessary at December 31, 2011.

Results of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

Our new business model has resulting in significant revenue increases for the three months ended September 30, 2011.  Revenues for the three months ended September 30, 2011 constitute 99% of the revenues for the year.  The increase is due to the addition of the marketing company that is feeding business to our acquired medical lab.

Expenses have increased for the three months ended September 30, 2011 accordingly.

Our net income for the nine months ended September 30, 2011 was $672,720 compared to a loss of $(283,330) for the nine months ended September 30, 2010.  The income in 2011 is due to the new business model and includes significant reductions for income taxes and a minority interest.

Liquidity and Capital Resources

As reflected in the financial statements we have an accumulated deficit from inception of $(502,622) and have a negative cash flow from operations of $(447,916) for the nine months ended September 30, 2011. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and execution of its business plan.  We note that we have significant current accounts receivable income for the three and nine months ended September30, 2011 and have received a number of notes and loans during the quarter.  As we continue to execute our business plan, we expect that our liquidity numbers will improve.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Deferred Compensation

At September 30, 2011, Mr. Forhan, our Chief Executive Officer, Chief Financial Officer and Chairman,  was owed $159,400 in deferred compensation and Mr. Fahoome, our President and Director, was owed $172,666 in deferred compensation. Management stopped accruing wages September 30, 2007.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the consolidated financial statements.

On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.

We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Critical accounting policies identified are as follows:

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable and collect ability is reasonably assured.

The Company performs medical testing of samples supplied by medical and corporate customers.  Services are billed when the results are presented.  The company uses an outside billing agency to process the invoices.  The services are billed at the estimated reimbursement rates published by the various payers.  A portion of the services are with billed governmental payers and subject to periodic review and retroactive adjustment.

Retroactive adjustment due to a Medicare or Medicaid review are considered to be a change in the estimate and recorded in the period that the adjustment is communicated to the Company.  Adjustments are normal and recurring, and generally communicated within reasonable time or within the billing period.  Adjustments are considered immaterial.

The Company contracts with various medical providers to process the invoices for services and bill the various government and private third party payers or the patient for the services.  The Company receives payment for these services on a percentage of collections rate basis on short-term contracts.  The providers are billed when payment for the medical charges are collected.

The Company also provides consulting services on billing and collecting processes to medical providers on fee for services basis.  These services are billed as services are providing according the contract.

Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less.

Fair Value Measurement

All financial and nonfinancial assets and liabilities were recognized or disclosed at fair value in the financial statements.  This value was evaluated on a recurring basis (at least annually).  Generally accepted accounting principles in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on a measurement date. The accounting principles also established a fair value hierarchy which required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs were used to measure fair value.

•         Level 1: Quotes market prices in active markets for identical assets or liabilities.

•         Level 2: Observable market based inputs or unobservable inputs that were corroborated by market data.

•         Level 3: Unobservable inputs that were not corroborated by market data.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, debenture and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s market segments.  The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts.

A portion of the receivables are with governmental payers and subject to periodic review and adjustment.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Other Intangible Assets

Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so.

The Company presents “basic” and, if applicable, “diluted” earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the conversion of debentures, were issued during the period.

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

Accounting for Warrants and Freestanding Derivative Financial Instruments

The Company evaluates its warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for.    If the warrant is determined to be a derivative, the fair value of the warrants is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Equity instruments that are initially classified as equity then become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

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

Income taxes

The Company accounts for income taxes using the liability method.  This method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending September 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

With the acquisition of significant subsidiaries, the Company is in the process of aligning the controls in the various companies and formulating the various controls and reporting processes necessary for accurate reporting.  Numerous changes in internal controls are anticipated as the Company grows.  The Company employs competent management in all subsidiaries and is developing a system of strong corporate oversight.  Currently, the Company has hired various internal and outside accounting personnel to oversee the consolidation and reporting of the Company results.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to nor are we threatened with or have any knowledge of any claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A. Risk Factors.

N/A

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2011 the company issued 1,300,000 shares for consulting fees totaling $13,000.

Item 3.   Defaults upon Senior Securities.

None

Item 4.  (Removed and Reserved)

None

Item 5.  Other Information.

None

Item 6.   Exhibits.

Exhibit No.:         Description:

31.1        Certification by William G. Forhan, Principal Executive Officer and Principal Financial and Accounting Officer of Medytox Solutions Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1          Certification by William G. Forhan, Principal Executive Officer and Principal Financial and Accounting Officer of Medytox Solutions Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Medytox Solutions, Inc.

By:  /s/ William G. Forhan

William G. Forhan, CEO, CFO, and Chairman

(Principal Executive Officer)

(Principal Financial and Accounting Officer)

Date:  November 14 , 2011