Form 10-K
period 2011-12-31
Medytox Solutions, Inc.
filed 2012-04-13
CIK 1374536

United States Securities and Exchange Commission Washington, D.C. 20549 FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended:  December 31, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _____________.

Commission File Number 333-138251
Medytox Solutions, Inc.
(Exact name of registrant as specified in its charter)

Nevada	54-2156042
(State or other jurisdiction of incorporation or formation)	(I.R.S. Employer Identification Number)
400 S. Australian Avenue Suite 800 West Palm Beach, Florida 33401	Casino Players, Inc. 700 W. Hillsboro Blvd Bldg. 2, Suite 104 Deerfield, FL 33441
(Address of principal executive offices)	(Former name, former address and former fiscal year, if changed since last report)

(561) 855-1626
(Registrants telephone number)

Securities registered pursuant to Section 12(b) of the Act None
Securities registered pursuant to Section 12(g) of the Act Common Stock, par value $0.0001 per share (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated filer ☐                       Accelerated filer ☐                  Non-accelerated filer ☐           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 28, 2012 there were 30,764,800 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

2 of 56

___________________________________________

TABLE OF CONTENTS

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.. 18

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk............................................... 24

Item 8. Financial Statements................................................................................................................. 24

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. 44

3 of 56

___________________________________________

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Business

History

Casino Players, Inc., now known as Medytox Solutions Inc. (the “Company” or “Medytox”), was organized July 20, 2005 under the laws of the State of Nevada.  The original business was in a wholly owned subsidiary, Casino Rated Players, Inc. (“CRP”), a Nevada corporation that was a casino representative company offering complementary rooms to rated players.  CRP’s revenues were a percentage of the amount of income the casino earned from the rated players.  The casino tracked the play of the rated player to determine its gross income, and CRP was then paid its contractual percentage based on that income, realized at the time of play.

During 2010 and 2011, the casino representative business was minimal.  In the first half of 2011, the Company management decided to reorganize the operations of Casino Players, Inc. as a holding company to acquire and manage a number of companies in the medical services sector.

On June 22, 2011, the Company organized Medytox Management Solutions Corp. (MMMS), a Florida corporation, as a wholly owned subsidiary.  MMMS is a marketing company selling laboratory testing services to medical clinics, hospitals and physicians’ offices. MMMS operates from  the corporate offices in West Palm Beach, Florida.

On July 26, 2011, the Company organized Medytox Institute of Laboratory Medicine, Inc. (MILM), a Florida corporation, as a wholly owned subsidiary.  MILM was organized to acquire and manage medical testing laboratories. MILM operates from the corporate offices in West Palm Beach, Florida.

On August 22, 2011, MILM entered into an agreement to acquire 81% of Trident Laboratories, Inc. (Trident), a privately owned Florida corporation, through a stock purchase agreement on an installment note payable.  Trident operates a medical testing laboratory specializing in urine testing from a facility in Hollywood, Florida. MILM received 49% ownership in Trident upon signing of the agreement and has the right to acquire an additional 32% for $500,000 to be paid in full by August 22, 2012. The sellers may or may not sell the remaining 19% ownership in Trident at 24 or 36 months.  The sellers requested the Purchase Agreement be rescinded on January 16, 2012. The Company filed a Motion for Emergency Preliminary Injunction, and received the initial hearing on February 2, 2012. The court entered a Stand Still Agreement in order to keep the respective companies in a status quo operation until the claims can be fully adjudicated. Management believes that it will prevail in this action; however, the results of the litigation are unknown at this time and cannot be predicted with any certainty.

On  August 22, 2011, the Company acquired 100% of Medical Billing Choices, Inc. (MBC), a privately held North Carolina corporation, through a stock purchase agreement for $100,000 cash and a $750,000 installment note.  MBC operates a medical billing service for a variety of medical providers throughout the southeastern United States from offices in Charlotte, North Carolina.  MBC will be the main billing company for the Medytox owned or affiliated laboratories and allows Medytox to offer medical billing services to its customers.

4 of 56

___________________________________________

On September 16, 2011, the board of directors agreed to change the name of the Company to Medytox Solutions Inc. and to file for a new trading symbol.  On October 27, 2011, FINRA approved the name change and the new symbol, “MMMS”.

On February 16, 2012, Medytox Diagnostics, Inc. ("Medytox"), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the "Agreement") for the purchase of 50.5% of the outstanding membership interests in Collectaway, LLC ("Collectaway") from Marylu Villasenor-Hall, previously the sole member of Collectaway. Collectaway is a licensed clinical laboratory and an enrolled Medicare provider.

The management of the Company is considering options to divest the casino representative business (CRP) but has not approved a plan of disposition.  The results of the CRP are immaterial and do not constitute a significant segment for reporting purposes.  As of December 31, 2011, the Company operates in the medical service industry.

Our Services

 Medytox Solutions Inc. is a provider of laboratory services specializing in providing blood and urine drug toxicology to physicians, clinics and rehabilitation facilities in the United States.

Governmental Regulation

General

The clinical laboratory industry is subject to significant governmental regulation at the federal, state and local levels. As described below, these regulations concern licensure and operation of clinical laboratories, payment for laboratory services, health care fraud and abuse, security and confidentiality of health information, quality, and environmental and occupational safety.

Regulation of Clinical Laboratories

The Clinical Laboratory Improvement Amendment (“CLIA”)  extended federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA requires that all clinical laboratories meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

There are many regulatory and legislative proposals that would increase general Federal Food and Drug Administration oversight of clinical laboratories and laboratory-developed tests. The outcome and ultimate impact of such proposals on the Company’s business are difficult to predict at this time and could adversely affect the business model that the Company has adopted.

The Company is also subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from or more stringent than those under federal law, and a number of states have implemented their own laboratory regulatory schemes. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records.

The Company believes that it is in compliance with all applicable laboratory requirements. The Company's laboratory and affiliated laboratories have continuing programs to ensure that their operations meet all such regulatory requirements, but no assurances can be given that the Company's laboratory and affiliated laboratories will pass all future licensure or certification inspections.

5 of 56

___________________________________________

Payment for Clinical Laboratory Services

In 2011, the Company derived approximately 19.0% of its net sales directly from the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs and in other government healthcare programs, in part because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

Reimbursement under the Medicare program for clinical diagnostic laboratory services is subject to a clinical laboratory fee schedule that sets the maximum amount payable in each Medicare carrier's jurisdiction. This clinical laboratory fee schedule is updated annually. Laboratories bill the program directly for covered tests performed on behalf of Medicare beneficiaries. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. Approximately 14.7% of the Company’s revenue is reimbursed under the Medicare clinical laboratory fee schedule.

Payment under the Medicare fee schedule has been limited from year to year by Congressional action, including imposition of national limitation amounts and freezes on the otherwise applicable annual Consumer Price Index ("CPI") updates. For most diagnostic lab tests, the national limitation is now 74.0% of the national median of all local fee schedules established for each test. Under a provision of the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), the cap is set at 100.0% of the median for tests performed after January 1, 2001 that the Secretary of Health and Human Services determines are new tests for which no limitation amount has previously been established.

Because a significant portion of the Company's costs are relatively fixed, Medicare, Medicaid and other government program payment reductions could have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict whether changes that will result in such reductions will be implemented.

Congressional action in 1997 required the Department of Health and Human Services (“HHS") to adopt uniform coverage, administration and payment policies for many of the most commonly performed lab tests using a negotiated rulemaking process. Consensus was reached by the negotiated rulemaking committee which, among other things, established uniform policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses, and replacing local Medicare coverage policies which varied around the country.  Since the final rules generally became effective in 2002, the use of uniform policies has improved the Company’s ability to obtain necessary billing information in some cases, but Medicare, Medicaid and private payer diagnosis code requirements continue to negatively impact the Company’s ability to be paid for some of the tests it performs. Due to the range of payers and policies, the extent of this impact continues to be difficult to quantify.

Future changes in federal, state and local laws and regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company. Based on currently available information, the Company is unable to predict what type of changes in legislation or regulations, if any, will occur.

Standard Electronic Transactions, Security and Confidentiality of Health Information

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was designed to address issues related to the security and confidentiality of health insurance information. In an effort to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, new regulations were promulgated to protect the privacy and security of certain information. These regulations apply to health plans, health care providers that conduct standard transactions electronically and health care clearinghouses (“covered entities”). Five such regulations have been finalized: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; and (v) the National Provider Identifier Rule, which requires the use of a unique health care provider identifier in connection with certain electronic transactions.

The Company’s HIPAA project plan has three phases: (i) assessment of current systems, applications, processes and procedure testing and validation for HIPAA compliance; (ii) remediation of affected systems, applications, processes and procedure testing and validation for HIPAA compliance; and (iii) testing and validation.

6 of 56

___________________________________________

The Privacy Rule regulates the use and disclosure of protected health information (“PHI”) by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The Privacy Rule requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves access to PHI. The Security Rule establishes requirements for safeguarding patient information that is electronically transmitted or electronically stored. The Company believes that it is in compliance with all HIPAA requirements of the Privacy and Security Rules.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company is within the testing and validation phase of Version 5010 Transactions and is moving to adopt the ICD-10-CM Code Set issued by HHS on January 16, 2009. The compliance date for Version 5010 is January 1, 2012 but CMS has delayed enforcement until March 31, 2012. The compliance date for ICD-10-CM is October 1, 2013, but on February 16, 2012, HHS announced that it will postpone compliance to a date not yet specified. The Company will continue its assessment of computer systems, applications and processes for compliance with these requirements.

The federal Health Information Technology for Economic and Clinical Health Act (“HITECH”), which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and its restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration, restrictions on marketing to individuals and obligations to agree to provide individuals an accounting of virtually all disclosures of their health information. HITECH also fundamentally changes a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured protected health information is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach. Most of the HITECH provisions were effective February 17, 2010 and it is expected that HHS will issue regulations to clarify many of the new provisions. HHS has already issued regulations governing breach notification, which were effective in September 2009.

The standard unique employer identifier regulations require that employers have standard national numbers that identify them on standard transactions. The Employer Identification Number, also known as a Federal Tax Identification Number, issued by the Internal Revenue Service, was selected as the identifier for employers and was adopted effective July 30, 2002. The Company believes it is in compliance with these requirements.

The administrative simplification provisions of HIPAA mandate the adoption of standard unique identifiers for health care providers. The intent of these provisions is to improve the efficiency and effectiveness of the electronic transmission of health information. The National Provider Identification rule requires that all HIPAA-covered health care providers, whether they are individuals or organizations, must obtain a National Provider Identifier (“NPI”) for use to identify themselves in standard HIPAA transactions. NPI replaces the unique provider identification number - as well as other provider numbers previously assigned by payers and other entities - for the purpose of identifying providers in standard electronic transactions. The Company believes that it is in compliance with the HIPAA National Provider Identification Rule in all material respects.

The total cost associated with the requirements of HIPAA is not expected to be material to the Company’s operations or cash flows. There are, however, many unresolved issues in these areas and future regulations and interpretations of HIPAA and HITECH could impose significant costs on the Company.

In addition to the federal HIPAA regulations described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical and financial information. In some cases, state laws are more restrictive than the HIPAA Privacy Rule and, therefore, are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions after the applicable compliance dates could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement. It increased the civil penalty amounts that may be imposed, required HHS to conduct periodic audits to confirm compliance and also authorized state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents. Additionally, numerous other countries have or are developing similar laws governing the collection, use, disclosure and transmission of personal or patient information.

7 of 56

___________________________________________

Fraud and Abuse Laws and Regulations

Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on health care providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS’ Office of Inspector General ("OIG"), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government's enforcement efforts have been increasing over the past decade, in part as a result of the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund federal, state and local law enforcement efforts. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the federal False Claims Act. Recent amendments to the False Claims Act, as well as other enhancements to the federal fraud and abuse laws enacted as part of the ACA, are widely expected to further increase fraud and abuse enforcement efforts.

The federal health care program’s anti-kickback law (the "Anti-Kickback Law") prohibits knowingly providing anything of value in return for, or to induce, the referral of Medicare, Medicaid or other federal health care program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in federal health care programs. The OIG has published “safe harbor” regulations which specify certain arrangements that are protected from prosecution under the Anti-Kickback Law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Law; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case by case basis. Many states have their own Medicaid anti-kickback laws and several states also have anti-kickback laws that apply to all payers (i.e., not just government health care programs).

From time to time, the OIG issues alerts and other guidance on certain practices in the health care industry that implicate the Anti-Kickback Law or other federal fraud and abuse laws. Examples of such guidance documents particularly relevant to the Company and its operations follow.

In October 1994, the OIG issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the federal fraud and abuse laws, including the Anti-Kickback Law. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians’ staff; (ii) offering certain laboratory services at prices below fair market value in return for referrals of other tests which are billed to Medicare at higher rates; (iii) providing free testing to physicians’ managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory’s testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; and (vi) providing free testing for health care providers, their families and their employees (i.e., so-called “professional courtesy” testing). The OIG emphasized in the Special Fraud Alert that when one purpose of such arrangements is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the Anti-Kickback Law, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

Another issue the OIG has expressed concern about involves the provision of discounts on laboratory services billed to customers in return for the referral of federal health care program business. In a 1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physicians significant discounts on non-federal health care program laboratory tests might violate the Anti-Kickback Law. The OIG reasoned that the laboratory could be viewed as providing such discounts to the physician in exchange for referrals by the physician of business to be billed by the laboratory to Medicare at non-discounted rates. The OIG indicated that the arrangement would not qualify for protection under the discount safe harbor to the Anti-Kickback Law because Medicare and Medicaid would not get the benefit of the discount. Similarly, in a 1999 correspondence, the OIG stated that if any direct or indirect link exist between a discount that a laboratory offers to a skilled nursing facility ("SNF") for tests covered under Medicare’s payments to the SNF and the referral of tests billable by the laboratory under Medicare Part B, then the Anti-Kickback Law would be implicated.

8 of 56

___________________________________________

The OIG also has issued guidance regarding joint venture arrangements that may be viewed as suspect under the Anti-Kickback Law. These documents have relevance to clinical laboratories that are part of (or are considering establishing) joint ventures with potential sources of federal health care program business. The first guidance document, which focused on investor referrals to such ventures, was issued in 1989 and another concerning contractual joint ventures was issued in April 2003. Some of the elements of joint ventures that the OIG identified as “suspect” include: arrangements in which the capital invested by the physicians is disproportionately small and the return on investment is disproportionately large when compared to a typical investment; specific selection of investors who are in a position to make referrals to the venture; and arrangements in which one of the parties to the joint venture expands into a line of business that is dependent on referrals from the other party (sometimes called "shell" joint ventures). In a 2004 advisory opinion, the OIG expressed concern about a proposed joint venture in which a laboratory company would assist physician groups in establishing off-site pathology laboratories. The OIG indicated that the physicians' financial and business risk in the venture was minimal and that the physicians would contract out substantially all laboratory operations, committing very little in the way of financial, capital, or human resources. The OIG was unable to exclude the possibility that the arrangement was designed to permit the laboratory to pay the physician groups for their referrals, and therefore was unwilling to find that the arrangement fell within a safe harbor or had sufficient safeguards to protect against fraud or abuse.

Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual's or entity’s submission of claims to Medicare or Medicaid that are substantially in excess of that individual's or entity’s usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms "usual charges" and “substantially in excess” in ways that might have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payers to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it “remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payers,” that it continues to believe its exclusion authority for excess charges “provides useful backstop protection for the public fisc,” and that it will continue to use “all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payers.” The enforcement by Medicaid officials of similar state law restrictions also could have a material adverse effect on the Company.

Under another federal statute, known as the "Stark Law” or "self-referral" prohibition, physicians who have an investment or compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or any other party for services furnished pursuant to a prohibited self-referral. There are several Stark law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician's own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75.0 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. All of the requirements of a Stark Law exception must be met to take advantage of the exception. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just Medicare.

There are a variety of other types of federal and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. The Company seeks to conduct its business in compliance with all federal and state fraud and abuse laws. The Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal health care programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal health care program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on the Company's business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on the Company's business.

9 of 56

___________________________________________

Environmental, Health and Safety

The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety and laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. All Company laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and the Company generally utilizes outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

On November 6, 2000, Congress passed the Needle Stick Safety and Prevention Act, which required, among other things, that companies include in their safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needle stick injuries in the workplace. The Company has implemented the use of safety needles at all of its service locations.

Although the Company is not aware of any current material non-compliance with such federal, state and local laws and regulations, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

Drug Testing

Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration (“SAMHSA”) (formerly the National Institute on Drug Abuse), which has established detailed performance and quality standards that laboratories must meet to be approved to perform drug testing on employees of federal government contractors and certain other entities. To the extent that the Company’s laboratories perform such testing, each must be certified as meeting SAMHSA standards.

Controlled Substances

The use of controlled substances in testing for drugs of abuse is regulated by the Federal Drug Enforcement Administration.

Compliance Program

The Company continuously evaluates and monitors its compliance with all Medicare, Medicaid and other rules and regulations. The objective of the Company’s compliance program is to develop, implement, and update compliance safeguards as necessary. Emphasis is placed on developing compliance policies and guidelines, personnel training programs and various monitoring and audit procedures to attempt to achieve implementation of all applicable rules and regulations.

The Company seeks to conduct its business in compliance with all statutes, regulations, and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates, and authorizations, which could have a material adverse effect on the Company’s business.

Business Strategy

Company Businesses: Medytox Solutions Inc. intends to become a leading provider of laboratory services specializing in providing urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States. The Company has several subsidiaries poised to execute our business plan.

A.                 Medical Billing Choices:  Our in-house billing company compiles and sends invoices to the appropriate insurance companies (Medicaid, Medicare, PPO) for reimbursement.

B.                 Medytox Medical Marketing & Sales, Inc.: Our marketing and sales subsidiary that employs four commissioned salespeople to sell our toxicology program to providers.

10 of 56

___________________________________________

C.                 Medytox Diagnostics, Inc.: This subsidiary is our laboratory acquisition subsidiary and will also serve as our in-house research and development subsidiary that seeks out new methodologies, modalities and processes for the better utilization of results. This subsidiary provides clinical support and client service to providers.

D.                 PB Laboratories LLC:  This is a clinical laboratory in which Medytox Diagnostics, Inc. acquired a majority interest on February 16, 2012 and is currently our main laboratory. The Company is currently investing in new equipment that will enable PB Laboratories to facilitate the testing of approximately 5,000 samples per month. The lab is fully-accredited and licensed.

E.                 Trident Laboratories Inc. is 49% owned by our wholly-owned subsidiary, Medytox Institute of Laboratory Medicine Inc. (MILM). MILM was formed to acquire laboratories in targeted marketplaces. Trident has been testing urine specimens since July 2011 for Medytox. Trident was our main testing facility during 2011.  Trident requested to rescind the purchase agreement on January 16, 2012; the Company desires to complete the acquisition with timely payment before August 21, 2012 as per the agreement entered into on August 22, 2011. The Company has filed for an Emergency Preliminary Injunction against Trident and the court entered a Stand Still Agreement on February 2, 2012 to preserve the status quo. The matter remains open.

Marketing Strategy

Medytox Solutions, Inc. is a fully reporting public company that has in the last quarter of 2011 been granted permission by FINRA to have its common shares traded on the Over the Counter Bulletin Board under the trading symbol “MMMS”. Medytox is a holding Company that owns and operates businesses in the medical services sector. Medytox has invested in a strong sales team, client services team and proprietary technology to better serve the needs of a modern day medical provider.

The Company intends to grow from the acquisition and formation of businesses that can be expanded to provide an extensive range of services to medical providers for the improved care of a patient while at the same time delivering sustainable growth and profits for Medytox and its shareholders.

The Company’s Business

Medytox Solutions Inc. is a provider of Clinical Laboratory services specializing in providing urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States.

We are actively seeking to acquire or enter into a relationship with high-complexity laboratories that can facilitate our customers’ needs. Our in-house billing company utilizes electronic processing of claims to the major payers thus bypassing the need of clearing houses and their fees. The management of our billing company has more than 35 years of experience in billing medical claims for Medicare, Medicaid and insurance companies.

We intend to acquire or enter into agreements with laboratories that offer or can be developed to offer the most advanced analytical technology for the processing of urine specimens including Immunoassay Analyzers (IA) for screens and GCMS/LCMS for confirmations.  We currently anticipate that the laboratories will be fully-staffed professional COLA-accredited high-complexity laboratories with additional certifications such as the COLA Laboratory of Excellence Award (COLA’s Highest Commendation), CLIA (Clinical Laboratory Improvement Amendment) and the State of Florida High-Complexity ACHA License.

Medytox offers a complete, turn-key urine drug testing (UDT) program allowing physicians to proactively monitor and treat patients. The Medytox UDT program is utilized by physicians to identify and evaluate prescribed and/or non-prescribed drugs that when combined may cause adverse drug interactions dangerous to a patient’s health.

With our UDT program, physicians can be confident and assured their patients are adhering to their therapeutic drug regimens and are in compliance with their CMS guidelines. Our UDT program is essential in helping the health care provider achieve better outcomes for patients and in evaluating to what extent the prescribed medications and their dosages are working for the patient to achieve a better outcome towards recovery.

11 of 56

___________________________________________

Competition

The Company competes in an industry that is fragmented between independent and physician-owned laboratories. There are approximately. 15,000 treatment facilities in the United States according to the National Survey of Substance Abuse Treatment Services. There are several larger players in the industry that operate as full-service clinical laboratories (processing blood, urine and other tissue).  The competition ranges from smaller privately-owned laboratories (3-6 employees) to publicly-traded laboratories with a $9 billion market capitalization, such as Quest Diagnostics, Inc. traded on the New York Stock Exchange (DGX).

Employees

We currently employ 33 full-time employees, which  includes 10 salespeople, six marketing staff, three accounting and administrative staff, nine laboratory staff and five senior management.

Management Team

The Company is made up of entrepreneurs who strive to succeed and build a profitable company for shareholders. Senior management is comprised of a CEO who has 16 years’ experience as CEO of public companies and another 21  years’ experience as CEO for private companies; finance and financial compliance is headed up by a CFO who is a 30 year veteran in private and public CFO positions and has raised private and equity funding for corporate operations and mergers; our VP Sales & Marketing has  14 years success in the medical industry and utilizes his bi-lingual talents to market in Spanish speaking environments;  our VP of Operations  has created  software for the management of sales and marketing for Fortune 500 companies and has two years’ experience in the medical sector; \plus our billing is done by a 30 year veteran in medical accounts receivable billing and collections, experienced as an owner/operator of his own billing company.

Executive Officers of the Registrant

Bill Forhan

CEO

Bill Forhan is an entrepreneur and has 37 years’ experience as CEO of private and public companies in creating and building successful companies; he has acquired over 60 businesses and sold over 10 companies. He sold his incentive travel company to American Express Corp. and remained as the President for three years; he has been CEO and founder/owner of seven private companies and founder of four public companies and he has 16 years’ experience as CEO of five public companies. Mr. Forhan has taken five companies public.

Jace Simmons

CFO

Mr. Simmons has 30 years’ experience in the financial industry specializing in equity and debt funding, budget forecasting, mergers and acquisitions, and financial controls. Mr. Simmons has been CFO of public and private companies. Mr. Simmons's experience as a CPA and CFO of public companies will enhance the compliance areas of the Company.

Frank Roca

VP Sales & Marketing

Mr. Roca graduated from Florida State University in 1989.  After working as an administrator in the 15th judicial circuit in West Palm Beach he entered the medical industry in 1999 as a minority partner / marketer of a Florida MRI company. While building, owning and operating several imaging centers he also became involved for the past seven years in the orthopedic bracing business.

12 of 56

___________________________________________

Sharon Hollis

VP Operations

Ms. Hollis has created and built a number of different businesses in the entertainment industry and is responsible for the creation of software for the management of sales and marketing for these businesses. Prior to getting involved in the medical sector two years ago, Ms. Hollis had been a realtor for four years and had experience in sales and marketing and sales training to  Fortune 500 companies. This sales and marketing knowledge combined with the ability to assist with the creation of the Medytox Advantage software that has become proprietary to Medytox are assets to Medytox.

Michael Nicholson

President of Medical Billing Choices Inc.

Mr. Nicholson  has a BS of Finance degree from Jacksonville State University. Mr. Nicholson has worked in Medical Accounts Receivable Administration for 30 years and was the owner of ARC Medical Billing, which is now a subsidiary of the Company.  It is a full service medical accounts receivable outsourcing and consulting firm, providing collections and medical billing to medical practices of all sizes and specialties and services clients across the United States.

Item 1A. Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth herein. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

You may never realize a return on your investment.

To date, the Company has limited operations and revenues. We generated revenues totaling $4,037,793 and earned $148,043 net  profit for the year ended December 31, 2011.

We are dependent on our management team.

We believe that our success will depend on the experience of William Forhan, our Chief Executive Officer, Jace Simmons, our Chief Financial Officer, Frank Roca, our VP Sales & Marketing, and Sharon Hollis, our VP of Operations The loss of their services would have a materially adverse effect on our business.

Our limited operating history will make it difficult to evaluate an investment in our common stock.

Medytox Solutions Inc. commenced operations in July 2011 and has changed significantly in the past year which may make it difficult for you to evaluate our business and prospects based on prior performance. We have limited revenues, and our business model requires us to secure working capital for marketing expenses. If our model fails, then we will fail as a company.  Unless we raise sufficient funds, we will not be able to succeed in our business model.

We may not be able to retain managers and executives.

We cannot assure you that our systems, procedures and controls will be adequate to support our operations as they expand into the toxicology industry. Presently, William Forhan, our Chief Executive Officer, Jace Simmons, our Chief Financial Officer, Frank Roca, our VP Sales & Marketing and Ms. Hollis, our VP of Operations, are the key members of our management team.  If we succeed in raising capital, and if our managers effectively utilize that capital and we grow quickly, such future growth could impose significant added responsibilities on them, including the need to identify, recruit and integrate new senior level managers and executives. We cannot assure you that such additional management will be identified and retained by us. If we are unable to manage our growth efficiently and effectively or are unable to attract and retain additional qualified management, then there could be a material adverse effect on our financial condition and results of operations.

13 of 56

___________________________________________

The voting control by our directors and officers will make it unlikely for other stockholders to effect change even if they are dissatisfied with management's performance.

Mr. Forhan and Mr. Fahoome, officers and directors of the Company, beneficially own approximately 70% of the Company's currently issued and outstanding shares of common stock. Mr. Forhan and Mr. Fahoome as a practical matter will be able to prevent other stockholders from participating in decisions, such as the election of directors, which affect our management and business direction.

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

There is currently no market for our stock, one may never develop and be maintained and there may only be limited ways to transfer your shares.

There is currently no market for our stock.  While it is our intent to solicit a registered market-maker to apply to FINRA to have our Common Stock quoted on the Over-the-Counter Bulletin Board (OTCBB), we cannot assure you that we will be successful in such application or, that if we are successful, that a market for our common stock will ever develop or continue on the OTCBB. Purchasers of shares of the Company's common stock will need to bear the economic risk of the investment for an indefinite period of time.

We plan to use our stock to pay, to a large extent, for future acquisitions and this would be dilutive to investors.

We plan to use additional stock to pay, to a large extent, for future acquisitions, and believe that doing so will enable us to retain a greater percentage of our operating capital to pay for operations and marketing. Price and volume fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for acquisitions, or could cause us to offer stock as consideration for acquisitions on terms that are not favorable to us and our shareholders. If we did resort to issuing stock in lieu of cash for acquisitions under unfavorable circumstances, it would result in increased dilution to investors.

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

As a company with limited capital and human resources, we anticipate that more of management's time and attention will be diverted from our business to ensure compliance with regulatory requirements than would be the case with a company that has well established controls and procedures. This diversion of management's time and attention may have a material adverse effect on our business, financial condition and results of operations.

In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting when we are required to do so, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock, if any, and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection

14 of 56

___________________________________________

with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the SEC. This would likely have an adverse effect on the trading price of our common stock, if any, and our ability to secure any necessary additional financing, and could result in the delisting of our common stock. In such event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties.

The Company does not own any property. The Company currently leases 5,800 square feet of office space for the administrative offices of Medytox Solutions, Inc. and the sales offices of MMMS. The offices are located at 400 S. Australian Ave, Suite 800, West Palm Beach, Florida  33401. The lease expires on January 31, 2014.  Trident Laboratories, Inc. operates out of 3,000 square feet of leased space in Hollywood, Florida.  Medical Billing Choices, Inc. operates out of 2,500 square feet of leased space in Charlotte, North Carolina.  PB Laboratories, LLC operates out of approximately 2,500 square feet of leased space in Lake Worth Florida.

Item 3. Legal Proceedings.

Trident Laboratories, Inc. (Trident) is currently in a dispute with the Company 's subsidiary Medytox Institute of Laboratory Medicine, Inc. (“MILM”) arising out of a stock purchase agreement granting MILM the right to acquire an additional 32 % interest in Trident  Trident sought to rescind the stock purchase agreement, and MILM filed an action in state court against Trident Laboratories, Inc. and its selling shareholders seeking, inter alia, specific performance of the agreement and for damages, including revenue generated by MILM.  MILM filed a motion seeking to enjoin Trident from rescinding the stock purchase agreement, and the court has entered a standstill order maintaining the status quo pending the final adjudication of the dispute.

The suit is not yet resolved and MILM may not recover any of its sales proceeds from Trident which will cause a significant reduction in receivables due at a later date. The legal dispute has caused a disruption in our operations during 2012.

Trident’s assertions include: (1) failure to pay $500,000 required by the stock purchase agreement.  Legal counsel has offered the court evidence  indicating that this amount is payable on August 31, 2012 whereby breach could not occur until maturity date; (2) practices of MILM are not in compliance with HIPPA.  Legal counsel has addressed claims to the court.  Management, on consultation with counsel, believes that the Company is in compliance with regulations and will prevail in defense of assertion.

Item 4.  Mine Safety Disclosures.

None.

15 of 56

___________________________________________

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

The authorized capital stock of the Company consists of 500 million shares of  Common Stock, with a par value of $0.0001 per share, of which approximately 30,456,800 shares are issued and outstanding, and 100 million shares of Preferred Stock, with a par value of $0.0001 per share, none of which is outstanding.

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

Holders of the Company's Common Stock are entitled to dividends when, as, and If declared by the Board of Directors out of funds legally available therefor. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

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

The terms, preferences, limitations and relative rights of the Preferred Stock are as follows:

(a)                The Board of Directors is expressly authorized at any time and from time to time to provide for the issuance of shares of Preferred Stock in one or more series, with such voting powers, full or limited, but not to exceed one vote per share, or without voting powers, and with such designations, preferences and relative participating, optional or other special rights, qualifications, limitations or restrictions, as shall be fixed and determined in the resolution or resolutions providing for the issuance thereof adopted by the Board of Directors, and as are not stated and expressed in the Company's Articles of Incorporation or any amendment thereto, including (but without limiting the generality of the foregoing) the following:

16 of 56

___________________________________________

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

                                                                         (iv)            The amount payable on shares of such series and the rights of holders of such shares in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company;

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

Options

The Company has issued the following options

a)      Mr. Forhan was issued options to purchase 400,000 shares of common stock at an exercise price of $2.50 per share, which expire on July 1, 2013,

b)      Mr. Simmons was issued options to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share, which expire on March 1, 2014, and

17 of 56

___________________________________________

c)      Alcimede was issued options to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, which expire on January 1, 2014 and options to purchase 200,000 shares of common stock at an exercise price of $6.00 per share, which expire on January 1, 2015.

Convertible Securities

We issued a Convertible Promissory Note for $500,000 on December 6, 2011, paying interest at 20% per annum, and with a conversion price of $2.50 per share.

Market

There is currently no market for the Company's common stock. The Company intends to solicit a registered broker/dealer to file an application with FINRA to act as market maker for our common stock on the OTC Bulletin Board (OTCBB).

Holders

As of the date of this filing, there are 62 record holders of the Company's Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We issued a Convertible Promissory Note for $500,000 on December 6, 2011, paying interest at 20% per annum, and with a conversion price of $2.50 per share

Issuer Purchases of Equity Securities

The Company has signed Promissory Notes with a number of  shareholders to buy their shares for an agreed price; the Company intends to retire a number of shares that were issued in lieu of payment for services and a number of shares that were purchased for cash.  The Company has agreed to buy 24,816,800 shares for $1,484,475. To date the Company has purchased 4,500,400 shares for $172,600 and retired 4,500,400 shares.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

18 of 56

___________________________________________

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

Unless stated otherwise, the words "we," "us," "our," "the Company," or ” Medytox Solutions” or” Medytox Solutions Inc.,”

Industry Trends

According to the National Institute of Health (“NIH”) ineffective pain care costs Americans $100 billion annually. A 2009 pain medication position paper published by leaders of the American Academy of Pain Medicine (“AAPM”) estimated that businesses lose $61 billion annually due to ineffective pain care and the lack of optimal pain medication delivery. While back pain accounts for almost $20 million, the majority of the cost (more than 75%) is attributed to reduced performance while at work.

There are approximately 15,000 treatment facilities in the United States  according to the National Survey of Substance Abuse Treatment Services (N-SSATS): 2010 provided by SAMHSA (Substance Abuse and Misuse Health Services Administration). 84% of these facilities provided urine drug screening for detection of drugs/alcohol.  In 2010 it was reported through department of Health nd Human Services that 4.6 % of the population were in treatment for drug and or alcohol abuse – 3.5% doing UA’s for detection of drugs (84%).  That is a potential 10,500,000 patients being tested in treatment facilities.

In July 2009, the Division of Workers Compensation published their guidelines through the MTUS (Medical Treatment Utilization Schedule) for the recommendation and implementation of urine drug testing for all workers compensation patients being prescribed class 2/3 narcotics.

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

19 of 56

___________________________________________

We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Critical accounting policies identified are as follows:

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when a urine or blood specimen is tested and the services are billed to an insurance company, an individual, Medicare or Medicaid.  We record the invoice as accounts receivable and reserve for bad debt , insurance discounts (self- pay write off 100%)  and estimate net revenues to equal 60% of billed revenues The revenue (collections) are received in 30 -90 days after billed.

Results of Operations

Fiscal Year Ended December 31, 2011 to Fiscal Year Ended December 31, 2010

The Company dramatically changed its business plan and focus during 2011.  The casino marketing business wound down and the medical urine testing business started. There is little comparability between the last two years.

Revenues

Revenues for the year ending December 31, 2011 were $3,992,652, consisting of $17,165 in casino business revenue and the remainder from laboratory services.  Revenues in 2010 were $77,591 from the casino business.

Operating Expenses

Operating expenses for the year ended December 31, 2011 were $3,384,500 as compared to $402,841 for the year ended December 31, 2010. The increase in expenses during 2011 are due to the start-up of medical testing operations, including marketing services, billing services, the direct costs of the testing laboratory and personnel wages.

Net Losses

Net income for the year ended December 31, 2011 was $92,701 compared to a net loss of $(327,041) for the year ended December 31, 2010. The net income for 2011 is after $174,973 in interest expense and the allocation of $494,094 of profits to a non-controlling interest in Trident Laboratories, Inc.  The Company also realized an income tax benefit due to the reversal deferred tax assets valuation allowances due a profitable business plan.

Disputed Segment

The majority of revenues came from one subsidiary, Trident Laboratories, Inc. (Trident), during 2011.  As noted above, the Company is currently in a contract dispute regarding that subsidiary.  A summary of the activity of Trident included in these financial statements follows:

20 of 56

___________________________________________

Trident Financial Position and Activity	2011

Accounts receivable, net	$1,500,550
Total assets	$3,146,727

Total liabilities	$968,869

Non-controlling interest	$703,202
Stockholders' equity	$2,177,858

Revenues, net	$3,917,375
Income before income taxes	$1,856,186

Less non-controlling interest	$(494,094)
Less income tax provision	$(369,800)

Net income	$992,292

Liquidity and Capital Resources:

Assets

At December 31, 2011, we had total assets of $3,933,080, compared to $20,867 at December 31, 2010. Total assets at December 31, 2011 contained approximately $1,620,000 in accounts receivable, $723,900 in a deferred tax asset and $1,302,000 in goodwill.  Total assets at December 31, 2010 consisted of $9,330 in cash on hand and $11,537 in property and equipment (net of $5,500 in depreciation).

Liabilities

Our total liabilities were $5,127,701 at December 31, 2011, compared to $452,030 at December 31, 2010. The increase from 2010 to 2011 was primarily due to an increase of approximately $2,300,000 new loans and $1,300,000 in stock repurchase agreements.  Total liabilities at December 31, 2011 included approximately $292,000 in deferred officer compensation and $551,700 in current and deferred income tax liabilities. Total liabilities at December 31, 2010 included approximately $354,000 in accrued officer compensation.

Total Stockholders' Deficit

Our stockholders' deficit was $(1,194,621) at December 31, 2011, compared to $(431,163) at December 31, 2010. The increase from 2010 to 2011 was mainly due to the repurchase of treasury stock in the amount of $1,484,475 during 2011, offset by net income this year. The stock is scheduled to be cancelled when fully paid for.

 During 2010, the Company financed its operations from private sales of its common stock and from loans totaling $57,001 from the Company's officers and directors and lenders.as of December 31, 2010.  These loans are not pursuant to any written agreement. The Company has agreed to repay such loans upon the receipt of sufficient capital.  During 2011, the Company financed its expansion and operations by notes payable. The goal is to finance operations with collections from the medical testing business.  That plan is being hampered by a legal dispute with our main testing laboratory.  As of February, 2012, we have acquired a second laboratory and are outfitting to be our main testing site.  Testing revenues in the first quarter of 2012 should be down during the transition but pick up in the 2nd quarter 2012.  Collections will also dip due to the transition.

21 of 56

___________________________________________

Our auditors in 2010 expressed doubt about our ability to continue as a going concern. Due to the disruption in services caused by the legal dispute with Trident Laboratories, Inc. our auditors in 2011 have expressed a similar concern.  At December 31, 2011, the Company had negative working capital and a stockholder deficit.

On October 28, 2009, our Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the SEC.  In the Registration Statement, we registered 6,000,000 shares of common stock on behalf of the Selling Stockholders named in the Registration Statement and 12,000,000 of common stock to be sold by Company at a price of $0.25 per share.  We will not receive any funds from shares sold by the Selling Stockholders. We have sold 1,455,200 shares to 14 individuals pursuant to the Registration Statement.

The following is a summary of the Registrant's cash flows from operating, investing, and financing activities for the fiscal years ended December 31, 2011 and 2010.

	2011	2010

Cash flows from operations	$(762,151)	$36,658

Cash flows from investing activities	$11,221	$(24,423)

Cash flows from financing activities	$838,703	$168,980

Deferred Compensation

At December 31, 2011, two management from Medytox Solutions Inc. were owed $291,766 in deferred compensation from the prior operations and the Company owes current wages in the amount of $56,350 and $18,000 for 2011 wages to William Forhan and  Alcimede LLC respectively

SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

The Company extends credit to its customers (clinics, hospitals and individuals) in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. The company generates Accounts Receivable when it tests urine or blood for drugs and alcohol. The receivables are normally paid in 30 - 90 days after the specimen is tested. We have reduced Accounts Receivables a few times when our estimated revenues were reduced when actual collections were received.

22 of 56

___________________________________________

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

Stock Based Compensation

The Company accounts for employee and non-employee stock awards based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. During 2011 the Company issued 1,300,000 shares of stock to an officer as compensation and 1,500,000 of stock to a creditor to induce them to lend to the Company.  .

Accounting for Warrants and Freestanding Derivative Financial Instruments

The Company evaluates its warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately.

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

23 of 56

___________________________________________

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

Income taxes

The Company accounts for income taxes under the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Off- Balance Sheet Arrangements

The Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Registrant's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material to investors.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

24 of 56

___________________________________________

Item 8. Financial Statements.

MEDYTOX SOLUTIONS, INC..
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets as of December 31, 2011 and 2010	27

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010	28

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2011 and 2010	29

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	30

Notes to Consolidated Financial Statements	31

25 of 56

___________________________________________

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders Medytox Solutions Inc.

W Palm Beach,  FL 33402

I have audited the accompanying consolidated balance sheets of Medytox Soluitons, Inc. (the "Company") as of December 31, 2011 and the related consolidated statements of operations, consolidated stockholders' deficit and consolidated cash flows for the year then ended.  The financial statements as of December 31, 2010 and for the year then ended were audited by other auditors whose report dated April 2, 2011 included an unqualified opinion with an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I  engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and negative cash flows from operations.  Additionally, there is certain litigation involving a consolidated entity which is unresolved, as discussed in Note 10.  The Company is currently reliant on shareholders funding operations and is requiring traditional financing or equity funding to expand its operating plan. These conditions raise doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

April 9, 2012

26 of 56

___________________________________________

MALCOLM L. POLLARD, Inc.

4845 W. LAKE ROAD, # 119

ERIE, PA 16505

(814) 838-8258 FAX (814) 838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors

Casino Players, Inc.

Deerfield, Florida

We have audited the accompanying balance sheets of Casino Players, Inc. as of December 31, 2010 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and the results of its operations, changes in stockholders' deficiency, and its cash flows for year then ended, in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

April 2, 2011

27 of 56

___________________________________________

Medytox Solutions, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current assets
Cash	$97,103	$9,330
Accounts receivable	1,619,727	-
Prepaid and other current assets	23,500	-
Deferred tax assets	723,900	-
Prepaid expenses	1,000	-
Total current assets	2,465,230	9,330

Property & equipment, net of accumulated depreciation of $94,224 and $9,000, respectively	165,738	11,537
Goodwill	1,302,112	-
Total Assets	$3,933,080	$20,867

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$379,124	$58,828
Accrued expenses	573,007	353,916
Loans and notes payable, related parties	150,449	39,286
Income tax liabilities	551,700	-
Current portion notes payable	2,107,875	-
Total current liabilities	3,762,155	452,030

Repurchase agreements payable	1,311,875	-
Notes payable, net of current portion	53,671	-
Total liabilities	5,127,701	452,030

Stockholders' Deficit
Preferred Stock:
Preferred Stock, 100,000,000 shares authorized; $0.0001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized; 30,764,800 and 32,465,300 shares issued and outstanding, respectively	3,076	3,247
Additional paid-in capital	515,761	740,576
Treasury stock	(1,334,375)	-
Noncontrolling interest	703,202	-
Accumulated deficit	(1,082,285)	(1,174,986)
Total stockholders' deficit	(1,194,621)	(431,163)

Total Liabilities and Stockholders' Deficit	$3,933,080	$20,867

28 of 56

___________________________________________

Medytox Solutions, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

Revenues	$3,992,652	$77,591

Operating expenses:
Direct costs	481,891	-
General and administrative	2,004,916	402,841
Sales and marketing expenses	879,246	-
Amortization and depreciation	18,445	-
Total operating expenses	3,384,498	402,841

Operating income (loss)	608,154	(325,250)

Non-operating activity
Loss on settlement of assets	(18,586)
Interest expenses	(174,973)	(1,791)
Total other income (expense)	(193,559)	(1,791)

Income (loss) before income taxes	414,595	(327,041)

Noncontrolling interest	494,094
Provision for income taxes	(172,200)	-

Net Income (Loss)	$92,701	$(327,041)

Earnings (loss) per share:
Basic	$0.00	$(0.11)
Dilutive	$0.00	$(0.11)

Weighted average shares outstanding
Basic	33,322,286	31,656,043
Dilutive	33,322,286	31,656,043

29 of 56

___________________________________________

Medytox Solutions, Inc.
Consolidated Statement of Stockholders' Deficit

					Additional				Stock-
	Preferred		Common		Paid in	Treasury	Noncontrolling	Accumulated	Holders'
	shares	Par	shares	Par	Capital	Stock	Interest	Deficit	Deficit
Balance at December 31, 2009	-	-	30,456,800	3,046	379,202	-	-	(847,945)	(465,697)
				-
Stock for services			1,260,000	126	189,874				190,000
Sale of stock			748,500	75	171,500				171,575
Net loss				-				(327,041)	(327,041)
				-
Balance at December 31, 2010	-	-	32,465,300	3,247	740,576	-	-	(1,174,986)	(431,163)

Preferred stock issued per agreement	20,000,000	2,000		-	18,000				20,000
Record purchase of treasury stock				-		(1,484,475)			(1,484,475)
Stock issued for services			1,300,000	130	12,870				13,000
Stock issued as inducement for loan			1,500,000	150	14,850				15,000
Record purchase of subsidiaries				-	(122,886)				(122,886)
Stock repurchased			(2,300,500)	(231)	(149,869)	150,100			-
Stock cancelled			(2,200,000)	(220)	220				-
Preferred stock cancelled	(20,000,000)	(2,000)			2,000				-
Contribution				-			209,108		209,108
Net income				-			494,094	92,701	586,795

Balance at December 31, 2011	-	$ -	30,764,800	$ 3,076	$ 515,761	$(1,334,375)	$ 703,202	$(1,082,285)	$(1,194,621)

60 of 56

___________________________________________

Medytox Solutions, Inc.
Consolidated Statements of Cash Flows

	For the Yeas Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$92,701	$(327,041)
Adjustment to reconcile net income (loss) to net cash provided by operations:
Noncontrolling interests	494,094
Depreciation and amortization	18,445	3,500
Stock given for interest	15,000
Other stock comp	13,000	190,000
Bad Debt expense	843,418
Gain on disposal of equipment	18,549
Changes in assets and liabilities:
Accounts receivable	(2,328,118)	-
Deferred tax assets	(723,900)	-
Other operating assets	96	-
Accounts payable and accruals	167,284	(28,187)
Related party loans	39,072	9,261
Repurchase agreements payable	(172,600)	-
Income tax liabilities	551,700	-
Net Cash (Used in) Operating Activities	(971,259)	(152,467)

Cash Flows from Investing Activities:
Purchase of property and equipment	(17,588)	(9,895)
Cash purchased	28,809	-
Net Cash Used by Investing Activities	11,221	(9,895)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	-	171,575
Proceeds from issuance of note payable	1,226,000	-
Net proceeds from line of credit	(3,980)	-
Repayments of notes payable	(383,317)	-
Contributions to subsidiary	209,108	-
Net Cash Provided by Financing Activities	1,047,811	171,575

Net increase/decrease in Cash	87,773	9,213
Cash at beginning of period	9,330	117
Cash at end of period	$97,103	$9,330

Supplemental cash flow information:
Interest paid	$84,176	$1,791
Taxes paid	$-	$-

31 of 56

___________________________________________

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Consolidation

Casino Players, Inc. (the “Company” or “Medytox”) was organized July 20, 2005 under the laws of the State of Nevada.  The Company had a wholly owned subsidiary, Casino Rated Players, Inc. (“CRP”), a Nevada corporation that was a casino representative company offering complementary rooms to rated players.

During 2010 and 2011 the casino representative business was minimal.  In the first half of 2011, the Company management decided to reorganize the operations of Casino Players, Inc. as a holding company to acquire and manage a number of companies in the medical services sector; and changing its name to Medytox Solutions Inc.

On June 22, 2011 the Company organized Medytox Management Solutions Corp (MMMS), a Florida corporation, as a wholly owned subsidiary.  MMMS is a marketing company selling urine toxicology to medical clinics, hospitals and physicians’ offices.  The testing of urine and blood monitors drug testing, alcohol and medication use in patients.  MMMS has offices in W. Palm Beach, Florida. Medytox owns 100 shares of MMMS, representing 100% of issued shares.

On July 26, 2011 the Company organized Medytox Institute of Laboratory Medicine, Inc. (MILM), a Florida corporation, as a wholly owned subsidiary.  MILM was organized to acquire and manage medical testing laboratories.  MILM operates form the corporate offices in West Palm Beach, Florida.  Medytox owns 100 shares of MILM, representing 100% of issued shares.

On August 22, 2011, MILM acquired 49% of Trident Laboratories, Inc. (Trident), a privately owned Florida corporation, and the right to purchase an additional 32 % interest in the company through a stock purchase agreement on an installment note payable.  Trident operates a medical testing laboratory specializing in urine testing from a facility in Hollywood, Florida. On January 16, 2012, the officers of Trident requested to rescind the purchase agreement, the Company filed a suit and litigation continues. The judge ordered a Stand Still Agreement.

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

These consolidated financial statements include the assets and liabilities of Medytox Solutions, Inc. and its subsidiaries (listed above) as of December 31 2011.  The Company had no subsidiaries at December 31, 2010.  Revenues and expenses in the subsidiaries are included as of the date of their formation or acquisition. All material intercompany transactions have been eliminated.

Basis of Accounting

The consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States.  In the opinion of management, these financial statements include all adjustments necessary in order to make them not misleading.

32 of 56

___________________________________________

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.



Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2011 and 2010 the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

 Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less.

Accounts Receivable, Credit

Accounts receivable consist mainly of charges billed to a patient’s insurance company.  The Company has reduced the gross billings for estimated insurance adjustments and expected write-offs.   An allowance for doubtful accounts is established for any of the net billed amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

An allowance for doubtful accounts of $872,845 and $4,626 was recorded at December 31, 2011 and 2010, respectively.

33 of 56

___________________________________________

Long-lived assets and intangible property

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any periods presented.

Share-based payments

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in future periods for employee services.

The Company may issue restricted stock to consultants for various services.  Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The company may issue shares as compensation in future periods for services associated with the registration of the common shares.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when a urine or blood specimen is tested and the services are billed to an insurance company, an individual, Medicare or Medicaid.  We record the invoice as accounts receivable and reserve for bad debt , insurance discounts (self- pay write off 100%)  and estimate net revenues to equal 60% of billed revenues The revenue (collections) are received in 30 -90 days after billed.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $58,598 and $0 for the years ended December 31, 2011 and 2010, respectively.  Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We did not record any research and development costs for the year ended December 31, 2011 and 2010.

Income taxes

The Company accounts for income taxes under the liability method which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

34 of 56

___________________________________________

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income by the weighted average number of shares plus any potentially dilutive shares. At December 31, 2011 the Company had 400,000 options outstanding that were considered anti-dilutive.

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of this standard is not expected to have an impact on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3)  inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases, including standards that have been issued or proposed by FASB that do not require adoption until a future date, and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

35 of 56

___________________________________________

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a history of losses resulting in an accumulated deficit and a short history under the new business plan.  The Company issued significant notes payable to fund its new business plan.

 As of January 16, 2012 the sellers of Trident Laboratories, Inc. requested the Purchase Agreement be rescinded. The Company filed a Motion for Emergency Preliminary Injunction, and the court held the initial hearing on February 2, 2012. The court ordered a Stand Still Agreement in order to keep the respective companies in a Status Quo pending the final adjudication of the claims. The results of the litigation are unknown at this time.  The legal dispute has caused a disruption in our operations during 2012.

In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to shift their business to new facilities and continue generating revenues from operations and to achieve a level of profitability. The Company intends to finance its future development activities, marketing plan and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company’s business plan includes anticipated profits from new acquisitions to achieve revenues adequate to sustain future development and execution of its business plan.

The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3:  DISPUTED SEGMENT

The majority of revenues came from one subsidiary, Trident Laboratories, Inc. (Trident), during 2011.  As noted above, the Company is currently in a contract dispute regarding that subsidiary.  A summary of the activity of Trident included in these financial statements follows:

Trident Financial Position and Activity	2011

Accounts receivable, net	$1,500,550
Total assets	$3,146,727

Total liabilities	$968,869

Non-controlling interest	$703,202
Stockholders' equity	$2,177,858

Revenues, net	$3,917,375
Income before income taxes	$1,856,186

Less non-controlling interest	$(494,094)
Less income tax provision	$(369,800)

Net income	$992,292

The non-controlling interest in Trident is based on 100% of the net income from Trident billings and 19% of the net income from Medytox billings.  Trident billings accounted for 9.1% of the activity from August 22, 2011(date of acquisition) through December 31, 2011.  The income tax provision is net of a deferred tax benefit for the allowance for doubtful accounts in the amount of $328,200.

36 of 56

___________________________________________

NOTE 4: NOTES PAYABLE

The Company and its subsidiaries are party to a number of loans with unrelated parties.  At December 31, 2011 and 2010 long term debt consisted of the following:

	December 31, 2011	December 31, 2010
Convertible debenture for working capital, dated September 15, 2011 in the amount of $500,000 and bearing interest at 20%. Interest only payments are payable monthly. The note is convertible at $2.50 per share until September 15, 2012 when the note is due.	$500,000	$-

Short-term loan for working capital, dated September 15, 2011 in the amount of $500,000 and bearing interest at 20%. Interest and principle are payable on demand.	500,000	-

Acquisition note to former shareholder of Medical Billing Choices, original amount $850,000, payable from percentage of collections, with interest at 6%, payable by August 22, 2012.	691,375

Acquisition note to former shareholders of Trident Laboratories, Inc., original amount $500,000, payable from collections on new work, interest at 6%, payable by August 22, 2012.	290,892	-

Short-term loan from a consultant for working capital bearing interest at 20%. Interest and principle are due on demand	95,000	-

Short-term notes from various contractors, bearing interest at 12% to 20%. Interest and principle are due on demand.	10,295	-

Commercial loan with a finance company, dated November 30, 2011 in the original amount of $29,996 and bearing interest at 6.5%. Principle and interest payments in the amount of $854.41 are payable for 60 months ending on October 31, 2015. This note is secured by a lien on a vehicle with a carrying value of $30,000 at December 31, 2010	29,896	-

Commercial loan with a finance company, dated December 10, 2010, in the original amount of $63,700 and bearing interest at 8%. Principle and interest payments in the amount of $2,000 are payable for 36 months ending on December 10, 2013. This note is secured by a lien on a vehicle with a carrying value of $48,898 at December 31, 2011	44,088	-
	2,161,546	-
Less current portion	(2,107,875)	-
	$53,671	$-

37 of 56

___________________________________________

Principal maturities of notes payables for the next five years and thereafter are as follows:

Period ended December 31, 2011
2012	$ 2,006,578
2013	120,593
2014	21,757
2015	10,913
2016 and thereafter	1,705
$ 2,161,546

NOTE 5:  INCOME TAXES

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry forwards. The Company evaluates temporary differences resulting from the different treatment of items for tax and accountingpurposes and records deferred tax assets and liabilities on the balance sheet using the tax rates expected when the temporary differences reverse.

The provision for income taxes and the effective tax rates for the 12 months ended  December 31, 2011 and 2010 were computed by applying the federal and state statutory corporate tax rates as follows:

	December 31, 2011	December 31, 2010

Income tax provision at statutory rates	$156,000	$-
Valuation allowance	(328,200)	-
Net income tax provision(benefit)	$(172,200)	$-

Federal income tax rate	34%	34%
State income tax rate	3%	3%
Valuation allowance	(79)%	-37%
Effective income tax rate	(42)%	-

Our Federal net operating loss (“NOL”) carry forward balance on a consolidated basis as of December 31, 2011 was reduced to zero. NOL utilization may be subject to a limitation contained in Internal Revenue Code Section 382. The Company also has deferred tax assets for an allowance for doubtful accounts and deferred officer compensation.  Management has reviewed the provisions regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it will have sufficient taxable income to realize those assets. Therefore, management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will be realized. The change in the valuation allowance from December 31, 2010 to December 31, 2011 is $448,900.

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

38 of 56

___________________________________________

The components of deferred tax assets and liabilities at year end are as follows:

	December 31, 2011	December 31, 2010
Deferred tax asset (liability), current:

Allowance for doubtful accounts	328,200	1,700
Deferred costs	-	-
Accrued officer salaries	109,800	133,200
Deferred revenue	-	-
Accrued consulting fees	-	-
Other accrued expenses	-	-
Valuation allowance	-	(134,900)
	438,000	-
Deferred tax asset (liability), non-current
Net operating loss	-	338,700
Property and equipment	-	-
Intangible amortization	10,900	-
Valuation allowance	-	(338,700)
	10,900	-

NOTE 6: STOCK BASED COMPENSATION

Employee and non-employee stock awards are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable

NOTE 7: RELATED PARTY TRANSACTIONS

Mr. Forhan  has advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. Loans from shareholders at December 31, 2011 amounted to $57,001.

At December 31, 2011, Mr. Forhan, our Chief Executive Officer and Chairman, was owed $291,766 deferred compensation. Management ceased accruing wages September 30, 2007.

NOTE 8: STOCKHOLDERS EQUITY

On June 20, 2011 the Company issued 1,300,000 shares of common stock for consulting fees totaling $13,000. October 1, 2011 the company issued 1,500,000 restricted shares valued at $15,000 as inducement to accept a $500,000 Debenture.

The Company has offered promissory notes in the total amount of $1,484,475 to a number of shareholders in exchange for retiring a total of 24,555,800 shares of common shares.  Some of these shares have been returned and are listed as treasury stock at December 31, 2011.  The promissory notes are recorded as other liabilities on the balance sheet. As the notes are paid off, the associated treasury stock is cancelled.

During the year ended December 31, 2011, the Company paid a total of $150,100 on the promissory notes and cancelled 2,300,500 shares of the treasury stock.

The Company also cancelled 2,200,000 shares of common stock, issued for services never performed.

The Company issued 20,000,000 shares of preferred stock to an investor group for a software program and support valued at par value of the stock or $20,000.  The preferred shares were later cancelled when the investor group could not produce working software or licenses.  The Company recorded an impairment expense against the software tendered in the amount of $20,000 at December 31, 2011. The impairment charge has been charged as a loss on settlement of assets.

39 of 56

___________________________________________

NOTE 9: SIGNIFICANT ACQUISITIONS

Acquisition of Trident Laboratories, Inc.

On August 22, 2011 the Company, through its subsidiary, MILM, agreed to purchase 81% of Trident Laboratories, Inc. (Trident) from unrelated parties for an installment note in a total amount of $500,000.  Medytox will pay the $500,000 note in payments from the revenue generated by business brought to Trident.  The $500,000 must be paid off within 12 months or the shareholders of Trident have the right to rescind the agreement.

Upon the signing of the agreement, the Company received 49% of the stock.  Upon payment of the $500,000 note, the Company will receive an additional 32% from the shareholders of Trident and will own 81% of the Trident.

Medytox may offer to purchase the remaining 19% from the shareholders of Trident, after 24 months of combined operations, for consideration equal to three (3) times the annual profits as determined from audited consolidated financial statements.  This right expires after 36 months.

The Company filed audited consolidated financial statements for the years ended December 31, 2010 via Form 8-K on November 4, 2011.  Trident was organized in December 2009 and started operations in March 2010, the 2010 statements were audited.

January 16, 2012: The sellers of Trident wrongfully attempted to rescind  the purchase agreement on January 16, 2012. Trident collected revenue increased to in excess of $1,000,000 in January, 2012 from approximate monthly collected revenue of $70,000 per month prior to Medytox's involvement with Trident. The Company has filed suit against Trident Laboratories, Inc. and its selling shareholders:  Michele M Steegstra, individually; Christopher K. Hawley, individually; Donnette Hawley, individually; Skyler V Lukas, individually; Michael Falestra, individually and Bradley T Ray, who was a paid consultant to Medytox. The judge has ordered a Stand Still Agreement, which is currently in force. The suit is not yet resolved and Medytox may not recover any of the revenue from Trident which will cause a significant reduction in receivables due at a later date.

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

December, 2011 (Audited)
Cash	$848
Accounts receivable	119,477
Other current assets	24,596
Fixed assets	131,714
Goodwill	500,000
Total assets purchased	$776,636

Account Payables	$44,861
Accrued liabilities	$11,287
Related party loans	72,091
Long-term Liabilities	50,799
Equity	97,598
Note	500,000
Total liabilities assumed and consideration given	$776,636

40 of 56

___________________________________________

Pro forma results of operations for the years ended December 31, 2010 and 2009 as though this acquisition had taken place at January 1, 2009 are as follows:

	Year ended December 31, 2009	Year ended December 31, 2010

Revenues	$11,082	$415,823

Net loss	$(54,500)	$(225,643)

Earnings per share	$(0.00)	$(0.01)

Shares outstanding	30,456,700	32,465,300

The audited Balance Sheet and pro forma results disclosed in the tables above are based on various assumptions and are not necessarily indicative of the results of the financial position or operations that would have occurred had the Company completed this acquisition on January 1, 2009 or 2010.

Acquisition of Medical Billing Choices, Inc.

On August 22, 2011 the Company agreed to purchase 100% of Medical Billing Choices, Inc. (MBC) from an unrelated party for cash and a note for a total amount of $850,000.  Medytox paid $100,000 down in cash and will pay the $750,000 note in monthly payments from the collections in MBC on Medytox billings. The Corporation has paid an additional $58,635 during 2011, of the purchase price and the balance must be paid off within 24 months or the shareholders of MBC have the right to rescind the agreement.

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

41 of 56

___________________________________________

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

Pro forma results of operations for the years ended December 31, 2010 and 2009 as though this acquisition had taken place at January 1, 2009 are as follows:

	Year ended December 31, 2009	Year ended December 31, 2010

Revenues	$501,092	$422,810

Net loss	$(42,374)	$(358,350)

Earnings per share	$(0.00)	$(0.01)

Combined results

Pro forma results of operations for the years ended December 31, 2011 and 2010 as though both acquisitions had taken place at January 1, 2010 are as follows:

	Combined 2010	Combined 2011

Revenues	$761,042	$4,731,186

Net loss	$(256,951)	$(84,402)

Loss per share	$(0.01)	$(0.03)

Stock outstanding (No new stock issued)	33,322,286	2,966,069

NOTE 10: COMMITMENT AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space and business equipment for its subsidiaries under multiple year operating leases that expire through 2014.  The office lease agreements have certain escalation clauses and renewal options.  Additionally, the Company has lease agreements for computer equipment, office copiers and fax machines. Future minimum rental payments required under these operating leases are as follows:

42 of 56

___________________________________________

2012	$ 72,223
2013	64,763
2014	5,304
thereafter	--
$ 142,290

Rent expense was $57,623 as of December 31, 2011.

Legal Matters

During the course of business, litigation commonly occurs.  From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates in a highly regulated industry and employees personnel which may inherently lend itself to legal matters.  Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

Legal Matters – Trident Labs

Trident Laboratories, Inc. (Trident) is currently in a dispute with the Company 's subsidiary Medytox Institute of Laboratory Medicine, Inc. (“MILM”) arising out of a stock purchase agreement granting MILM the right to acquire an additional 32 % interest in Trident.  Trident sought to rescind the stock purchase agreement, and MILM filed an action in state court against Trident Laboratories, Inc. and its selling shareholders seeking, inter alia, specific performance of the agreement and for damages, including revenue generated by MILM.  MILM filed a motion seeking to enjoin Trident from rescinding the stock purchase agreement, and the court has entered a standstill order maintaining the status quo pending the final adjudication of the dispute.

The suit is not yet resolved and MILM may not recover any of its sales proceeds from Trident which will cause a significant reduction in receivables due at a later date. The legal dispute has caused a disruption in our operations during 2012.

Trident’s assertions include: (1) failure to pay $500,000 required by the stock purchase agreement.  Legal counsel has offered the court evidence  indicating that this amount is payable on August 31, 2012 whereby breach could not occur until maturity date; (2) practices of MILM are not in compliance with HIPPA.  Legal counsel has addressed claims to the court.  Management, on consultation with counsel, believes that the Company is in compliance with regulations and will prevail in defense of assertion.

Legal Matters – Prior Consultant, Bradley T. Ray

In February 2012, ownership claims on the Company subsidiary Medytox Institute of Laboratory Medicine, Inc. (“MILM”), have been filed by Bradley Ray.  At the time of incorporation of this subsidiary, Mr. Ray was a paid consultant to Medytox and was considered to be acting as an agent of Medytox.  Mr. Ray has asserted claim that he was the sole incorporator and named owner of MILM and therefore has legal rights to contracts and agreements with Trident Labs.  Medytox has incurred all expenses in association with the selling and marketing expenses, for which the company was created.  Management disputes this claim and believes it is without merit.

43 of 56

___________________________________________

Legal Matters – Prior Employees and Consultants

Several claims have been made by prior employees and consultants for unpaid salaries and commissions.  The Company has accrued certain liabilities based on contractual obligations.  The Company acknowledges certain liabilities, however disputes amounts for certain claims.  The employee claims include other assertions of improper business practices by the Company, reiterating those claimed by Trident, above.  Legal counsel has addressed these claims and disputes the claims, finding them to be without legal merit. The Company has not accrued any liabilities in regard to these other claims.

NOTE 11: SUBSEQUENT EVENTS

Acquisition

On February 16, 2012, the Company entered into an agreement to acquire majority interest in Collectaway LLC (now known as PB Laboratories LLC) (PB Labs), a Florida limited liability company.  PB Labs will be the main testing facility. The Company has ordered and is in the process of installing new equipment that will enable PB Laboratories to facilitate the increased volume of urine toxicology and blood testing that the Company anticipates.

The total purchase price to be paid for the 50.5% interest in Collectaway shall be the sum of  $201,000.  The purchase price shall be paid as follows: (i) $1,000 paid at closing; and (ii) Medytox shall deliver a secured promissory note (the "Note") to Seller in the amount of $200,000 at closing, The note is interest bearing at 5% with four (4) quarterly payments due of $50,000, commencing May 16, 2012.

The Company is in the process of negotiating agreements with key management to ensure that these individuals remain with the Company through this period of dispute and uncertainty with Trident. Without the ability to retain the services of a number of individuals the Company would likely fail with its current business ambitions.

Change in Officer

On February 27, 2012, Medytox appointed Jace Simmons the Chief Financial Officer, effective March 1, 2012, and entered into an Employment Agreement.  The term of the Agreement is for two years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice.  Under the Agreement, Mr. Simmons will receive an annual salary of $150,000, subject to review each year.  He will participate in senior management bonus programs to be approved by the Board of Directors.  He will also receive annually options to purchase 200,000 shares of Medytox common stock exercisable at $3.00 a share.  When the common stock commences trading, Mr. Simmons will receive options to purchase an additional 400,000 shares, also exercisable at $3.00 a share.  Medytox will also reimburse Mr. Simmons for agreed-upon moving expenses and for his temporary housing expenses for up to 90 days.

Lending Agreement

During March 2012 the Company formally agreed on terms with a lender to provide a $4,000,000 facility against medical receivables and anticipates closing on this facility in April 2012: At this time there is no guarantee that this facility will close successfully.

44 of 56

___________________________________________

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 1, 2011, as disclosed in our current report on Form 8-K filed on November 7, 2011, our independent registered public accounting firm, Malcolm L. Pollard, Inc. resigned due to the retirement of the partner. Concurrent with the notice of resignation of Pollard, we appointed Peter Messineo, CPA, PA as our independent registered public accounting firm. During the years ended December 31, 2010 and 2009 and through the date of Pollard’s resignation, there were no disagreements with Pollard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Pollard would have caused it to make reference to the subject matter of the disagreements in connection with its report.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this annual report, an evaluation was carried out by the Registrant's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant's management concluded, as of the end of the period covered by this report, that the Registrant's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

*         Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and those receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

*         Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment identified several control deficiencies none of which rise to the level of a material weaknesses in internal control over financial reporting. Management noted that with the addition of subsidiaries and the increase in operation, our system of internal controls over financial reporting are a work in

45 of 56

___________________________________________

process and may not cover all contingencies, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2011 we have changed our business model and created or purchased three subsidiaries.  The purchased subsidiaries had their own systems of internal controls which need to conform to the parent’s.  Management has been implementing controls to assist with the consolidation of the various entities.  There have been and will be significant change in the internal control over financial reporting, while our Company evolves, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and titles of our executive officers and members of our board of directors as of the date of this Annual Report:

Name:	Age:	Position Held and Director Since:
William G. Forhan	67	Chief Executive Officer, Chief Financial Officer and Chairman since Inception (July 20, 2005) (Principal Executive Officer and Principal Financial/Accounting Officer)

Joseph Fahoome	61	President and Director since Inception (July 20, 2005)

Robert Kuechenberg	62	Director since October 2007

Jace Simmons	55	Chief Financial Officer started March 1, 2012

Sharon Hollis	36	VP Operations started July 1, 2011

Frank Roca	45	VP Marketing & Sales since July 1, 2011

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

46 of 56

___________________________________________

Management's and Directors' Biographies

William  Forhan has been serving as the Company's CEO since its inception on July 20, 2005.

 July 19, 2010 until January 11, 2011 Mr. Forhan was Founder, Chairman and CEO of National Asset Recovery Corp; completing a reverse merger with a public entity and trading as an OTCBB company with the symbol "REPO." Mr. Forhan created the business from the first employee to over 25 staff focused as a Repo forwarding company in the repo, asset recovery industry.

July 1, 2008 until July 15, 2009  Mr. Forhan provided SEC compliance and consulting services to Next Interactive, Inc. an OTCBB company, symbol “NXOI” specializing in  upscale international tours and cruise sailings primarily to the Caribbean  Forhan’s job was to help the company complete a reverse merger with an OTCBB company and complete two TV network acquisitions. The company was successful in completing the reverse merger and both acquisitions in October 2008

From July 2002 until June 28, 2008, Mr. Forhan served as the Chief Executive Officer and Chairman of Invicta Group, Inc.  (OTCBB: IVIT).  Invicta Group, Inc. was an Internet Media company that sold advertising online to travel suppliers (hotels, tourist boards, tour operators and Cruise Lines) that offer discounts to Invicta's travel enthusiast's email database of  10,000,000.

From June 1999 until January 2000, Mr. Forhan served as Co-Founder and  President of ByeByeNow.com, Inc. a South Florida Dot Com company focusing as an Internet travel company, plus the company owned 150 full service travel agencies franchise locations, and  250 cruise only franchise agencies generating the industry’s largest cruise revenues exceeding $250,000,000 a year ; total annual revenues exceeding $500,000,000

From June 1997 through January 2000, Mr. Forhan served as Chairman CEO of Aviation Industries Corp. (OTCBB: AVIA), a publicly traded holding company specializing in the travel industry, owning 15% ownership in Key Wee airline operating nine 727 aircraft serving  Newark to Florida as a discount scheduled airline.

From January 1994 to January 2000, he served as Chairman and Chief  Executive Officer of Casino Airlink  Inc. (OTCBB: POKR) a tour operator operating one Boeing 727 jet aircraft offering  casino  tours and gaming casino junkets for clients (mostly retirees from Ft. Lauderdale, Orlando and St. Petersburg, Florida) to Biloxi,

Mr. Jace Simmons is responsible for all financial matters of the Company, including equity and debt financing, financial reporting, and strategic financial planning and budgeting.

Mr. Simmons has over 20 years’ experience as a CFO  in the real estate and construction industries. He successfully took a medium sized company public, raised targeted capital through his participation in road shows and was the primary liaison to all shareholders and investors. He directed the timely filings of all SEC reports and authored all management discussion and analysis in these filings. Prior to this, Mr. Simmons successfully helped prepare a large public company for an IPO.

Mr. Simmons has closed over 50 acquisitions with multiple financing structures,  and has directed several private capital raises. He has directed teams of over 100 employees in the finance, accounting, IT and facilities departments. Mr. Simmons has controlled annual budgets of over $300 million and has worked in both start up and scale back modes. Mr. Simmons is a CPA, has Public Accounting experience in a Big 4 Firm, and graduated from the University of Texas.

Joseph Fahoome is a Director ofthe Company and has been serving as the President of the Company, Inc. since July 2005 and as the President and Director of Casino Rated Players  a wholly owned subsidiary of the Company.

From January 1980 to July 2004, he owned VIP Junkets in Detroit, which offered qualified players free rooms in Las Vegas, Atlantic City and the Bahamas, and tour and travel packages to over 15,000 individuals to gaming destinations. VIP Junkets no longer exists and does not compete with Casino Rated Players. www.CasinoRatedPlayers.com  Mr. Fahoome has many contacts from the Gaming Industry (Presidents, VP Casino Marketing, and Director Player Development) , along with relationships with customers and suppliers (Casinos).

47 of 56

___________________________________________

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

Consulting Agreement

On October 3. 2011, the Company entered into a Consulting Agreement with Alcimede LLC ("Alcimede").  The principal of Alcimede is Seamus Lagan.  Under the Consulting Agreement, Alcimede assists the Company in delivering its business objectives, including advising on capital structures and financings, management and acquisitions.  The term of the Consulting Agreement continues until December 31, 2013, provided that if either party does not give notice at least 60 days prior to the end of the then current term, the Consulting Agreement will be renewed for an additional one year.  Under the Consulting Agreement, the Company pays Alcimede $20,000 a month and issued Alcimede options to purchase 200,000 shares of common stock at an exercise price of $3.00 a share which expire on January 1, 2014 and options to purchase 200,000 shares of common stock at an exercise price of $6.00 a share which expire on January 1, 2015.

Family Relationships amongst Directors and Officers

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

Significant Employees

We have several significant employees: our executive officers. William Forhan CEO; Jace Simmons CFO; Frank Roca VP Marketing & Sales;  and Sharon Hollis VP Operations.

Committees of the Board of Directors

Our compensation committee presently consists of  one  director and two outsider shareholders

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

48 of 56

___________________________________________

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

To date, none of our officers, directors and principal stockholders have filed the required forms under Section 16(a) of the Exchange Act therein reflecting their beneficial ownership of the Registrant's shares due to the fact that the there is no market for the Registrant's common stock.  The officers, directors and principal stockholders have not consummated any transactions with regards to their ownership of the Registrant's common stock. They will file once the shares start trading.

Item 11.Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our executive officers for 2009 and 2010.  The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

49 of 56

___________________________________________

SUMMARY COMPENSATION TABLE

Name and	Year
Principal	Ended					Stock	Option	Incentive	Deferred	All Other
Position	Dec. 31,		Salary		Bonus	Awards	Awards	Plan Comp.	Comp.	Comp.	Total

William Forhan, CEO,	2011		$56,350	(1)	$ -	$ -	$ -	$ -	$ -	$ -	$56,350	(2)
CFO and Chairman	2010		$ -		$ -	$ -	$ -	$ -	$ -	$ -	$ -
(Principal Executive
and Financial and
Accounting Officer)

Joseph Fahoome,	2011		$ -		$ -	$ -	$ -	$ -	$ -	$ -	$ -	(3)
President and Director	2010		$ -		$ -	$ -	$ -	$ -	$ -	$ -	$ -

Jace Simmons	2011	(4)	$ -		$ -	$ -	$ -	$ -	$ -	$ -	$ -
CFO

Frank Roca	2011		$75,000		$ -	$ -	$ -	$ -	$ -	$ -	$75,000
VP Sales & Marketing

Sharon Hollis	2011		$54,000		$ -	$ -	$ -	$ -	$ -	$ -	$54,000
VP of Operations

(1) Accrued and unpaid at December 31, 2011
(2) Officer had 155,566 in unpaid deferred compensation at December 31, 2011 in addition to current accrual
(3) Officer had 136,200 in unpaid deferred compensation at December 31, 2011
(4) Joined in 2012

Employment Agreements:

William G. Forhan

Casino Players, Inc. has assumed the employment agreement, dated July 23, 2002, between Mr. Forhan and Casino Players Inc. The term of the employment agreement was to expire on August 1, 2004 with automatic annual renewals unless either Casino Players, Inc. or the employee elects to terminate the agreement at the end of the initial or any renewal term. The Company has agreed to pay Mr. Forhan anannual compensation shall be reviewed each year during the term of his employment, provided that the Company's performance criteria are achieved as set forth by the Company each year.

50 of 56

___________________________________________

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

Mr. Forhan has not received any salary payments since June 30, 2007 and stopped  accruing wages on June 30, 2007, and Mr. Forhan will not receive wages until the Company generates revenues to pay such wages

Mr. Forhan has a new Employment Agreement July 1, 2011 for two years’ service for the Corporation, Medytox Solutions Inc. paying salary of $200,000 a year; Mr. Forhan has accrued additional $56,350 wages thru December 31, 2011.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. From the Company's inception to December 31, 2011, no director expenses were incurred.

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

51 of 56

___________________________________________

Name of Beneficial Owner	Address	No. of Shares of Common Stock Owned	Percentage of Ownership (1)

William G. Forhan,	c/o Medytox Solutions, Inc.	12,600,000	41.0%
CEO, CFO and Chairman	400 S. Australian Ave.
	Suite 800
	West Palm Beach, FL 33401

Joseph Fahoome,	c/o Medytox Solutions, Inc.	9,000,000	29.3%
President and Director	400 S. Australian Ave.
	Suite 800
	West Palm Beach, FL 33401

Robert Kuechenberg	c/o Medytox Solutions, Inc.	50,000	*
Director	400 S. Australian Ave.
	Suite 800
	West Palm Beach, FL 33401

All Officers and Directors as a Group		22,950,000	74.6%

The Scott Law Firm, P.A. (3)	915 NW 1st Ave.	1,900,000	6.2%
	Suite H907
	Miami, Florida 33136

*Represents less than 1%.

(1)           Based on 30,764,800 shares of common stock issued and outstanding as of the date of this Annual Report.

(2)           William S. Scott has ultimate power to vote and dispose of the shares held by The Scott Law Firm, P.A., subject to certain liabilities of the Firm.

There have been no promoters involved with the Company.

The Company has received $57,001 from William Forhan, the Company's Chief Executive Officer, Chief Financial Officer and Chairman, over the past three years. The loans have been used for operating expenses. The loans are non- interest bearing and are due on demand. To date, none of the notes have been repaid.

Director Independence

One of our directors is deemed to be independent, Bob Kuechenberg,. Mr. Forhan and Mr. Fahoome are not deemed to be independent.

Item 14.  Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

52 of 56

___________________________________________

Fiscal Year Ended December 31,		Auditor:
2010	$10,000	Malcolm Pollard, CPA
2011	$8,000	Peter Messineo, CPA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Fiscal Year Ended December 31,		Auditor:
2010	$12,500	Malcolm Pollard, CPA
2011	$15,500	Peter Messineo, CPA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

Fiscal Year Ended December 31,		Auditor:
2010	$N/A	Malcolm Pollard, CPA
2011	N/A	Peter Messineo, CPA

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2),  was:

Fiscal Year Ended December 31,		Auditor:
2010	$0	Malcolm Pollard, CPA
2011	$0	Peter Messineo, CPA

53 of 56

___________________________________________

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit  Description

3.1	Articles of Incorporation, as amended, of Medytox Solutions, Inc.
3.2	State of Nevada Certified Articles of Incorporation, Casino Players, Inc. July 20, 2005 (incorporated by reference to Exhibit 3.2 to the Company's SB-2 filed on October 27, 2006).
3.3	Corporate Bylaws, Casino Players, Inc. dated October 10, 2005(incorporated by reference to Exhibit 3.3 to the Company's SB-2 filed on October 27, 2006).
3.4	State of Nevada Corporate Charter, Casino Rated Players, Inc. dated July 13, 2004 (incorporated by reference to Exhibit 3.4 to the Company's SB-2 filed on October 27, 2006).
3.5	State of Nevada Articles of Incorporation, Casino Rated Players, Inc. dated July 13, 2004 (incorporated by reference to Exhibit 3.5 to the Company's SB-2 filed on October 27, 2006).
3.6.1	State of Florida Certified Articles of Incorporation, Medytox Institute of Laboratory Medicine, Inc.
3.6.2	State of Florida Certified Articles of Incorporation, Medytox Management Solutions Corp.
3.6.3	State of Florida Certified Articles of Incorporation, Medytox Diagnostic, Inc.
4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 4.1 to Form S-1 filed on April 9, 2009).
10.1	Employment Agreement, dated July 23, 2002, between Casino Rated Players, Inc. and William Forhan (incorporated by reference to Exhibit 10.1 to the Company's SB-2 filed on October 27, 2006).
10.1.1

Employment Agreement, dated August 1, 2004, between Casino Rated Players, Inc. and Joseph Fahoome (incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 4.1 to Form S-1 filed on April 9, 2009).

10.2	Gaming Licenses for William Forhan and Joseph Fahoome (incorporated by reference to Exhibit 10.2 to the Company's SB-2 filed on October 27, 2006).
10.3	Office Lease Agreement dated September 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company's SB-2 filed on October 27, 2006).
10.4	Purchase Agreement between Casino Players, Inc. and Invicta Group, Inc. dated September 30, 2005 (incorporated by reference to Exhibit 10.4 to the Company's SB-2 filed on October 27, 2006).
10.4.2	Purchase Agreement for Medical Billing Choices, Inc. (incorporated by reference to Exhibit 10.4.2 to the Company's Form 8-K filed on October 27, 2011)
10.4.3	Purchase Agreement for Trident Laboratories Inc. (incorporated by reference to Exhibit 10.4.2 to the Company's Form 8-K filed on October 24, 2011)
10.4.3	Purchase Agreement for PB Laboratories (Collectaway), LLC. (incorporated by reference to Exhibit 10.4.2 to the Company's Form 8-K filed on February 16, 2012)
31.1	Certification of the Registrant's Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

54 of 56

___________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medytox Solutions Inc.

By:    /s/ William G. Forhan

William G. Forhan

William G. Forhan

Chief Executive Officer, Chief

Financial Officer and Chairman

(Principal Executive Officer)

(Principal Financial and Accounting Officer)

Date: April 13, 2012

55 of 56

___________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William G. Forhan William G. Forhan	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer) Principal Financial and Accounting Officer)	April 13, 2012
/s/ Joseph Fahoome Joseph Fahoome	President and Director	April 13, 2012
/s/ Robert Kuechenberg Robert Kuechenberg	Director	April 13, 2012

56 of 56

___________________________________________