Form 10-Q
period 2012-03-31
Medytox Solutions, Inc.
filed 2012-05-21
CIK 1374536

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-138251

MEDYTOX SOLUTIONS INC

 (Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	54-2156042 (I.R.S. Employer Identification No.)

400 South Australian Avenue 8th Floor West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of May 1, 2012, there were 30,764,800 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$318,794	$97,103
Accounts receivable	1,247,540	1,619,727
Prepaid and other current assets	23,500	23,500
Deferred tax assets	932,900	723,900
Net related party loans receivable	(387,967)	-
Prepaid expenses	-	1,000
Total current assets	2,134,767	2,465,230

Property & equipment, net of accumulated depreciation of ($99,278) and ($94,224), respectively	285,165	165,738
Intangible property, net of accumulated amortization of $0 and $0, respectively	184,000	-
Goodwill	1,302,112	1,302,112
Deposits	2,424	-
Total Assets	$3,908,468	$3,933,080

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,393,872	$379,124
Accrued expenses	574,781	573,007
Loans and notes payable, related parties	(238,295)	150,449
Income tax liabilities	671,700	551,700
Current portion notes payable	2,293,096	2,107,875
Total current liabilities	4,695,154	3,762,155

Repurchase agreement payable	1,303,625	1,311,875
Notes payable, net of current portion	67,734	53,671
Total liabilities	6,066,513	5,127,701

Stockholders' Equity
Preferred Stock:
Preferred Stock, 100,000,000 shares authorized; $.0001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.0001 par value, 500,000,000 shares authorized; 30,764,800 and 30,764,800 shares issued and outstanding, respectively	3,076	3,076
Additional paid-in capital	515,761	515,761
Treasury stock	(1,334,375)	(1,334,375)
Minority interest	430,795	703,202
Accumulated deficit	(1,773,302)	(1,082,285)
Total stockholders' deficit	(2,158,045)	(1,194,621)

Total Liabilities and Stockholders' Equity	$3,908,468	$3,933,080

The notes are an integral part of these consolidated financial statements.

MEDYTOX SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	March 31,
	2012	2011

Revenues	$1,238,981	$4,656

Operating expenses:
General and administrative	1,485,345	44,233
Sales and marketing expenses	107,606	-
Direct costs	335,095	-
Amortization and depreciation	11,823	-
Total operating costs and expenses	1,939,869	44,233

Operating loss	(700,887)	(39,577)

Non-operating activity
Other income (expense)	509	-
Interest expenses	(50,000)	-
Total other income (expense)	(49,491)	-

Income(Loss) before income taxes	(750,378)	(39,577)

Minority interest	(272,407)	-
Disputed activity	496,046	-
Provision for income taxes	(283,000)	-

Net loss	$(691,017)	$(39,577)

Earnings (loss) per share:
Basic	$(0.02)	$(0.00)
Dilutive	$(0.02)	$(0.00)

Weighted average shares outstanding
Basic	35,265,300	32,465,300
Dilutive	35,265,300	32,465,300

The notes are an integral part of these consolidated financial statements.

MEDYTOX SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(691,017)	$(39,577)
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest loss	(272,407)	-
Depreciation and amortization	11,823	2,000
Bad Debt expense	170,253
Changes in assets and liabilities:
Accounts receivable	201,934	26,037
Deferred tax assets	(209,000)	-
Other operating assets	(1,424)	-
Accounts payable and accruals	1,016,522	(7,750)
Related party loans	(388,744)	10,624
Income tax liabilities	120,000	-
Net Cash (Used) Provided by Operating Activities	345,907	(8,666)

Cash Flows from Investing Activities:
Purchase of property and equipment	(85,250)	-
Net Cash Used by Investing Activities	(85,250)	-

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	304,040	-
Repayments of notes payable	(343,006)	-
Net Cash Provided by Financing Activities	(38,965)	-

Net increase/decrease in Cash	221,691	(8,666)

Cash at beginning of period	97,103	9,330

Cash at end of period	$318,794	$664

Supplemental cash flow information:
Interest paid	$50,000	$-
Taxes paid	$-	$-

The notes are an integral part of these consolidated financial statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Consolidation

Casino Players, Inc. (the “Company” or “Medytox”) was organized July 20, 2005 under the laws of the State of Nevada.  The Company had a wholly owned subsidiary, Casino Rated Players, Inc. (“CRP”), a Nevada corporation that was a casino representative company offering complimentary rooms to rated players.  CRP’s revenues were a percentage of the amount of income the casino earned from the rated players.  The casino tracked the play of the rated player to determine its gross income, and the CRP was then paid its contractual percentage based on that income, realized at the time of play.

During 2010 and 2011 the casino representative business was minimal. In the first half of  2011, the Company management decided to reorganize the operations of Casino Players, Inc. as a holding company to acquire and manage a number of companies in the medical services sector.

On June 22, 2011 the Company organized Medytox Management Solutions Corp (MMMS), a Florida corporation, as a wholly owned subsidiary.  MMMS is a marketing company selling software to medical clinics, hospitals and physicians’ offices.  The software aids in the monitoring of drug testing and medication use in patients.  MMMS has offices in West Palm Beach, Florida.

On July 26, 2011 the Company organized Medytox Institute of Laboratory Medicine, Inc. (MILM), a Florida corporation, as a wholly owned subsidiary.  MILM was organized to acquire and manage medical testing laboratories.  MILM operates from the corporate offices in West Palm Beach, Florida.

On August 22, 2011, MILM acquired 49% of Trident Laboratories, Inc. (Trident), a privately owned Florida corporation, through a stock purchase agreement and the right to acquire an additional 32% interest, for a total ownership interest of 81%..  Trident operates a medical testing laboratory specializing in urine testing from a facility in Hollywood, Florida.  Trident sought to rescind the stock purchase agreement, and MILM filed an action in state court against Trident Laboratories, Inc. and its selling shareholders seeking, inter alia, specific performance of the agreement and for damages, including revenue generated by MILM.  The litigation is ongoing and could have negative results in earnings

Also, on August 22, 2011, the Company acquired 100% of Medical Billing Choices, Inc., (MBC) a privately held North Carolina corporation, through a stock purchase agreement for cash and an installment note.  MBC operates a medical billing service for a variety of medical providers throughout the southeastern United States from offices in Charlotte, North Carolina.  After the acquisition, MBC is the main billing company for the MILM laboratories.

On September 16, 2011, the Board of Directors agreed to change the name of the Company to Medytox Solutions Inc. and file for a new trading symbol.  On October 27, 2011, FINRA approved the name change and the new symbol, “MMMS”.

On January 16, 2012 Trident Laboratories, Inc. (Trident) requested in writing to rescind the stock purchase agreement and  is currently in a dispute with the Company’s  subsidiary Medytox Institute of Laboratory Medicine, Inc. (“MILM”) arising out of a stock purchase agreement granting MILM the right to acquire an additional 32 % interest in Trident.  MILM filed an action in state court against Trident Laboratories, Inc. and its selling shareholders seeking, inter alia, specific performance of the agreement and for damages, including revenue generated by MILM.  MILM filed a motion seeking to enjoin Trident from rescinding the stock purchase agreement, and the court has entered a standstill order maintaining the status quo pending the final adjudication of the dispute.  Due to difficulties in obtaining information during litigation, the results of operations through January 16, 2012 have been included in operating income.  An estimated loss in the amount of $496,096, from January 17, 2012 through March 31, 2012, has been included in other income.  This amount has been considered as part of the minority interest since realization by the Company is in doubt.

As of the date of these statements, the suit has not yet been resolved and MILM may not recover any of its sales proceeds from Trident.  This has caused a significant reduction in receivables due at a later date. The legal dispute has caused a disruption in our operations and business plan during the first three months of 2012.

Trident’s assertions include: (1) failure to pay $500,000 required by the stock purchase agreement.  Legal counsel has offered the court evidence indicating that this amount is payable on August 31, 2012 whereby breach could not occur until maturity date and; (2) practices of MILM are not in compliance with HIPPA.  Legal counsel has addressed claims to the court.  Management, on consultation with counsel, believes that the Company is in compliance with regulations and will prevail in defense of assertion.

In February 2012, Bradley Ray filed an action claiming the ownership of the Company subsidiary Medytox Institute of Laboratory Medicine, Inc. (“MILM”).  At the time of incorporation of this subsidiary, Mr. Ray was a paid consultant to Medytox and was considered to be acting as an agent of Medytox.  Mr. Ray has asserted that he was the sole incorporator and named owner of MILM and therefore has legal rights to contracts and agreements with Trident.  Medytox has incurred all expenses in association with the selling and marketing expenses, for which the company was created.  Management disputes this claim and believes it is without merit. The litigation is ongoing and may not be resolved without a court hearing.

In February 2012 several claims have been made by prior employees and consultants for unpaid salaries and commissions.  The Company has accrued certain liabilities based on contractual obligations.  The Company acknowledges certain liabilities, however disputes amounts for certain claims.  The employee claims include other assertions of improper business practices by the Company, reiterating those claimed by Trident, above.  Legal counsel has addressed these claims and disputes the claims, finding several of them to be without legal merit. The Company has accrued $200,000 liabilities in regard to these other claims.

February 6, 2012 the Company formed Medytox Diagnostics Inc. as a wholly owned subsidiary that will acquire and build clinical Laboratories that will be owned by Medytox Solutions Inc.

On February 16, 2012, the Company entered into an agreement to acquire majority interest in Collectaway LLC (now known as PB Laboratories LLC) (PB Labs), a Florida limited liability company.  PB Labs will be the main testing facility. The Company has ordered and is in the process of installing new equipment that will enable PB Labs to facilitate the increased volume of urine toxicology and blood testing that the Company anticipates.  The total purchase price to be paid for the 50.5% interest in Collectaway shall be $201,000.  The purchase price shall be paid as follows: (i) $1,000 paid at closing; and (ii) Medytox shall deliver a secured promissory note (the "Note") to Seller in the amount of $200,000 at closing, the note is interest bearing at 5% with four (4) quarterly payments due of $50,000, commencing May 16, 2012 and ending February 15, 2013.  The operations of PB Labs have been included since the date of the agreement.

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

On March 9, 2012 the Company formed Medytox Medical Marketing & Sales Inc. as a wholly owned subsidiary that will provide the marketing for clinical Laboratories that are owned by Medytox Solutions Inc.

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

Although we believe that the disclosures included in our consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2012.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full 2012 year.

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

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares outstanding during the period.  Diluted earnings per share are computed using the weighted average common shares and all potentially dilutive common shares outstanding during the period.  At March 31, 2012 we did not have any potentially dilutive common shares outstanding.

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. We have minimal history with our new operating plan and cannot predict if we will be successful.  The future of the company is dependent on its ability to execute its new business plan and to obtain funding though traditional sources. Although the Company plans to pursue funding through all means, there can be no assurance that the Company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the traditional sources it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.  The Company is in litigation with Trident Laboratories and the results of the litigation may have a negative effect with the profits of the Company.

Assets and liabilities of the disputed subsidiary as of  March 31, 2012 are as follows:

Total assets	$2,218,554
Total liabilities	$542,393

NOTE 3: NOTES PAYABLE

The Company and its subsidiaries are party to a number of loans with unrelated parties.  At March 31, 2012  long term debt consisted of the following:

	March 31, 2012	December 31, 2011
Convertible debenture for working capital, dated September 15, 2011 in the amount of $500,000 and bearing interest at 20%. Interest only payments are payable monthly. The note is convertible at $2.50 per share until September 15, 2012 when the note is due.	$500,000	500,000

Short-term loan for working capital, dated September 15, 2011 in the amount of $500,000 and bearing interest at 20%. Interest and principle are payable on demand.	500,000	500,000

Acquisition note to former shareholder of Medical Billing Choices, original amount $850,000, payable from percentage of collections, with interest at 6%, payable by August 22, 2012.	680,122	691,375

Acquisition note to former shareholders of Trident Laboratories, Inc., original amount $500,000, payable from collections on new work, interest at 6%, payable by August 22, 2012.	112,033	290,893

Short-term working capital note, noninterest bearing, payable on demand.	-	95,000

Acquisition of PB laboratories LLC 50.5% ownership with payments of $50,000 quarterly starting May 18, 2012	200,000	-

Short-term notes from various contractors, bearing interest at 12% to 20%. Interest and principle are due on demand.	266,552	10,295

Commercial loan with a finance company, dated November 30, 2011 in the original amount of $29,996 and bearing interest at 6.5%. Principle and interest payments in the amount of $854.41 are payable for 60 months ending on October 31, 2015. This note is secured by a lien on a vehicle with a carrying value of $30,000 at December 31, 2012	29,896	29,896

Commercial loan with a finance company, dated December 10, 2010, in the original amount of $63,700 and bearing interest at 8%. Principle and interest payments in the amount of $2,000 are payable for 36 months ending on December 10, 2013. This note is secured by a lien on a vehicle with a carrying value of $48,898 at December 31, 2012.	44,087	44,087

Commercial auto loan payable in principle interest payments of $430 over 3 years.	14,070	-

Commercial auto loan payable in principle interest payments of $430 over 3 years.	14,070	-
	2,360,830	2,161,546
Less current portion	(2,293,096)	(2,107,875)
	$67,734	$53,671

Principal maturities of notes payables for the next five years and thereafter are as follows:

Period ended December 31, 2011
2012	$ 2,293,096
2013	36,417
2014	31,229
2015	88
2016 and thereafter	-
$ 2,360,830

NOTE 4: INCOME TAXES

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

The Company is subject to income taxes in the U.S. federal jurisdiction and the states of Florida and North Carolina. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2009.

NOTE 5: STOCK BASED COMPENSATION

Employee and non-employee stock awards are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

The company has 600,000 options outstanding to various officers and consultants with exercise prices of $2.50 and $3.00.  Since there is no market for the stock, no value has been assigned to the option.

NOTE 6: RELATED PARTY TRANSACTIONS

A shareholder has advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. Loans from shareholders at March 31, 2012 amounted to $50,010.

At March 31, 2012, senior management had deferred compensation of $249,166.from the original Company and senior management of Medytox Solutions Inc. are owed $181,099 deferred compensation from the Company.

NOTE 7: STOCKHOLDERS EQUITY

On June 20, 2011 the Company issued 1,300,000 shares of common stock for consulting fees totaling $13,000.

The Company has offered promissory notes in the total amount of $263,800 to a number of shareholders in exchange for retiring a total of 2,898,500 shares of common shares.  These shares had not been returned by March 31, 2012 and were still outstanding.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

NOTE 9: SIGNIFICANT ACQUISTIONS

Acquisition of Collectaway LLC (now known as PB Laboratories LLC).

On February 16, 2012, the Company, through its subsidiary, Medytox Diagnostics Inc., agreed to purchase 50.5% of PB Laboratories, LLC. (PB Labs) from an  unrelated party for cash and an installment note in a total amount of $201,000.  The note will be paid in $50,000 quarterly payments over the next 12 months.

PB Labs was organized in October 2005.  The Company was not required to file audited consolidated financial statements for the years ended December 31, 2011 and 2011 via Form 8-K.

Medytox accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, "Business Combinations".  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill. The unaudited values as of the date of agreement are as follows:

February 16, 2012 (Unaudited)
Fixed assets	$17,000
Intangible	184,000
-
Total assets purchased	$201,000

Cash paid	$1,000
Acquisition note	200,000
-
Total liabilities assumed and consideration given	$201,000

as though this acquisition had taken place at January 1, 2012 are as follows:

Three months ended
March 31, 2012
(Un-audited)

Revenues	$1,238,981

Net Income (loss)	$(691,017)

Earnings per share	$(0.02)

Shares outstanding	35,265,300

Acquisition of Trident Laboratories, Inc.

On August 22, 2011 the Company, through its subsidiary, MILM, agreed to purchase 81% of Trident Laboratories, Inc. (Trident) from unrelated parties for an installment note in a total amount of $500,000.  MILM will pay the $500,000 note,  payments from the revenue generated by MILM business brought to Trident.

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

Combined results

Pro forma results of operations for the three months ended March 31, 2012 and 2011 as though both acquisitions had taken place at January 1, 2011 are as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012

Revenues	$289,294	$1,238,981

Net Income (loss)	$(26,126)	$(691,017)

Earnings per share	$(0.00)	$(0.02)

Note 10.  Subsequent Events.

On May 14, 2012, Medytox Solutions, Inc. ("Medytox") borrowed $550,000 from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of Aril 30, 2012 (the "Credit Agreement"), among Medytox, Medytox Medical Marketing & Sales, Inc. ("Medytox Medical"), Medytox Diagnostics, Inc. ("Diagnostics"), PB Laboratories, LLC ("PC Labs") and the Lender.  The funds will be used for general corporate purposes,  Under the Credit Agreement, Medytox may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $550,000.  Medytox may request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $4,000,000.  In each case, whether to agree to any such increase in the revolving loan commitment is in the Lender's sole discretion.  The loan matures on November 30, 2012, subject to a six-month extension at the request of Medytox, or upon 60 days written notice by the Lender.  The maturity date mat also be extended, in the Lender's sole discretion, in connection with an increase in the revolving loan commitment. Further details are available in the Company’s  8-K filing dated May 21, 2012.

Note 11.  Contingencies

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

Legal Matters – Trident Labs

As described in Note 1, Disputed Segment, one subsidiary, Trident Laboratories, Inc. (Trident) is currently in a contract dispute with the Company.  The Company has filed suit against Trident Laboratories, Inc. and its selling shareholders.  The judge has denied the rescission and ordered a Stand Still Agreement, which currently is in force. The suit is not yet resolved and Medytox may not recover any of its sales proceeds from Trident which will cause a significant reduction in receivables due at a later date. The legal dispute has caused a disruption in our operations during 2012.

Trident’s assertions include: (1) failure to pay $500,000 note.  Legal counsel has offered the courts evidence of original promissory notes, which indicate that loan is payable on August 31, 2012 whereby breach could not occur until maturity date; (2) practices of Medytox are not in compliance with HIPPA.  Legal counsel has addressed claims to the court.  Management, on consultation with counsel, believes that the Company is in compliance with regulations and will prevail in defense of assertion.

Legal Matters – Prior Consultant, Bradley T. Ray

In February 2012, interference and ownership claims on the Company subsidiary Medytox Institute of Laboratory Medicine, Inc. (“MILM”), has been filed by Bradley Ray.  At the time of incorporation of this subsidiary, Mr. Ray was a paid consultant to Medytox and was considered to be acting as an agent of Medytox while filing incorporation documents.  Mr. Ray’s has asserted claim that he was the sole incorporator and named owner of MILM and therefore has legal rights to contracts and agreements with Trident Labs.  Medytox has incurred all expenses in association with the selling and marketing expenses, for which the company was created.  Management disputes this claim and legal counsel is currently litigating these claims as it believes the substance of the entities activities is to prevail over the form of incorporation.  Management and counsel believe these claims are without merit and will be dismissed.

Legal Matters – Prior Employees and Consultants

Several claims have been made by prior employees and consultants for unpaid salaries and commissions.  The Company has accrued  liabilities of $200,000 based on contractual obligations.  The Company acknowledges certain liabilities, however disputes amounts for certain claims.  The employee claims include other assertions of improper business practices by the Company, reiterating those claimed by Trident, above.  Legal counsel has addressed these claims and disputes the claims, finding them to be without legal merit. The Company has not accrued any liabilities in regard to these other claims.  Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Unless stated otherwise, the words “we,” “us,” “our,” the “Company,” or “Medytox Solutions, Inc.” in this section collectively refer to Medytox Solutions, Inc., Medytox Medical Management Solutions, Inc., Medytox Institute of Laboratory Medicine, Corp, Medytox Diagnostics Inc, Trident Laboratories, Inc., Medical Billing Choices, Inc. and Casino Rated Players, Inc.

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

During 2010 and 2011 the casino representative business was minimal.  As of June 30, 2011, the Company management decided to reorganize the operations of Medytox Solutions, Inc. as a holding company, under the name “Medytox Solutions, Inc.”, to acquire and manage a number of companies in the medical services sector.  The Company organized two subsidiaries in the first quarter and acquired two others through stock purchases.

As of September 30, 2011, we operate a medical testing laboratory, a medical billing service, a marketing firm for medical monitoring software and services and corporate offices.  The operations of the casino representative business are immaterial and do not constitute a separate segment.

Our main offices are located at 400 S. Australian Ave, Suite 800, West Palm Beach, Florida; our telephone number is (561) 855-1626.  We operate other facilities in Hollywood, Florida; Lake Worth, Florida and Charlotte North Carolina.

Going Concern

At March 31, 2012, we had $318,794 in cash on hand and a stockholders ‘deficit of $(2,158,045).  Our new business model has resulted in a loss for the three months ended March 31, 2012.  Our auditors included a going concern paragraph in their audit report for December 31, 2011.

Results of Operations

For the Three Months Ended March 31, 2012 and 2011

The Company has a new business model as of September 30, 2011 and comparison of financials is not relative; the Company has entered the medical service industry versus the casino hosting business.

Our new business model has resulted in significant revenue increases for the three months ended March 31, 2012.

Revenues were $1,238,981 vs. revenues for the three months ended March 31, 2011 were $4,656..  The increase is due to the addition of our marketing company that is feeding business to our acquired medical laboratories.

Operating expenses have increased for the three months ended March 31, 2012 to $1,939,869 vs. $44,233 for the same period 2011. The increase is due to a new business model that increases both  revenues and expenses. In addition, the Company incurred legal expenses regarding the Trident litigation totaling $126,013, and recorded accrued sales commissions totaling $260,290 relating to Trident collections.

Our losses for the three months ended March 31, 2012 were  $(691,017) compared to a loss of  $(39,577) for the three months ended March 31, 2011.

The Company’s cash position has increased to $318,794 vs. $97,103, March 31, 2012 and December 31, 2011, respectively.  Accounts receivables on March 31, 2012 were $1,247,540 vs. $1,619,727 on December 31 , 2011.

Liquidity and Capital Resources

As reflected in the financial statements we have an accumulated deficit of  $(1,773,302) and have a positive cash flow from operations of $345,907 for the three months ended March 31, 2012. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and execution of its business plan.  We note that we have significant current accounts receivable income for the three months ended March 30, 2012.  As we continue to execute our business plan, we expect that our liquidity numbers will improve, although there is no guarantee that will occur.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Deferred Compensation

At March 31, 2012, senior management had deferred compensation of $430,265.

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

Revenue Recognition

The Company follows the guidance of ASC Topic 605, “Revenue Recognition”.   In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable and collect ability is reasonably assured.

The Company performs medical testing of samples supplied by medical and corporate customers.  Services are billed when the results are presented.  The Company uses our subsidiary  billing agency to process the invoices.  The services are billed at the estimated reimbursement rates published by the various payers.  A portion of the services are with billed governmental payers and subject to periodic review and retroactive adjustment.

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s market segments.  The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance.  A portion of the receivables are with governmental payers and are subject to periodic review and adjustment.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10-35, “Property, Plant, and Equipment – Subsequent Measurement”,  the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Other Intangible Assets

Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so.

Earnings per Share

The Company presents “basic” and, if applicable, “diluted” earnings (loss) per common share pursuant to the provisions of  ASC 360, “Earnings per Share”.  Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the conversion of debentures, were issued during the period.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under  ASC 718, “Compensation – Stock Compensation”, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Accounting for Warrants  Options and Freestanding Derivative Financial Instruments

The Company evaluates its warrants, options and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for.    If the warrant r option is determined to be a derivative, the fair value of the warrants and options is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Item 4. Controls and Procedures.

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

With respect to the period ending March 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

PART II

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

.

Legal Matters – Trident Labs

Trident Laboratories, Inc. (Trident) is currently in a dispute with the Company’s subsidiary Medytox Institute of Laboratory Medicine, Inc. (“MILM”) arising out of a stock purchase agreement granting MILM the right to acquire an additional 32 % interest in Trident. Trident sought to rescind the stock purchase agreement, and MILM filed an action in state court against Trident Laboratories, Inc. and its selling shareholders seeking, inter alia, specific performance of the agreement and for damages, including revenue generated by MILM.

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

Legal Matters – Prior Consultant, Bradley T. Ray

In February 2012, ownership claims on the Company subsidiary Medytox Institute of Laboratory Medicine, Inc. (“MILM”), were filed by Bradley Ray. At the time of incorporation of this subsidiary, Mr. Ray was a paid consultant to Medytox and was considered to be acting as an agent of Medytox. Mr. Ray has asserted claim that he was the sole incorporator and named owner of MILM and therefore has legal rights to contracts and agreements with Trident Labs. Medytox has incurred all expenses in association with the selling and marketing expenses, for which the company was created. Management disputes this claim and believes it is without merit.

Legal Matters – Prior Employees and Consultants

Several claims have been made by prior employees and consultants for unpaid salaries and commissions. The Company has accrued certain liabilities based on contractual obligations. The Company acknowledges certain liabilities, however disputes amounts for certain claims. The employee claims include other assertions of improper business practices by the Company, reiterating those claimed by Trident, above. Legal counsel has addressed these claims and disputes the claims, finding them to be without legal merit. The Company accrued $200,000 in regard to these other claims.

Item 1A. Risk Factors.

Litigation results could be harmful to the revenues and profits to the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

N/A.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

Exhibit No.:	Description:
31.1	Certification by William G. Forhan, Principal Executive Officer of Medytox Solutions Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification by William G. Forhan, Principal Executive Officer of Medytox Solutions Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Jace Simmons, Principal Financial and Accounting Officer of Medytox Solutions Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.2

Certification by Jace Simmons, Principal Financial and Accounting Officer of Medytox Solutions Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Medytox Solutions, Inc.

Date: May 21, 2012	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)

Medytox Solutions, Inc.

Date: May 21, 2012	By:	/s/ Jace Simmons
Jace Simmons (Principal Financial and Accounting Officer)