Form 10-Q
period 2012-06-30
Medytox Solutions, Inc.
filed 2012-08-14
CIK 1374536

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-138251

MEDYTOX SOLUTIONS.  INC.

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

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of July 1, 2012, there were 30,834,800 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Consolidated financial statements.

Medytox Solutions, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$486,099	$97,103
Accounts receivable, net	1,126,574	1,619,727
Prepaid and other current assets	23,500	23,500
Deferred tax assets	1,136,023	723,900
Prepaid expenses	-	1,000
Total current assets	2,772,196	2,465,230

Property & equipment, net of accumulated depreciation of ($99,278) and ($94,224), respectively	403,280	165,738

Intangible property, net of accumulated amortization of ($16,667) and $0, respectively	267,333	-
Goodwill	1,302,112	1,302,112
Deposits	2,224	-
Total Assets	$4,747,145	$3,933,080

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,033,438	$379,124
Accrued expenses	561,617	573,007
Disputed liability	389,135	-
Loans and notes payable, related parties	149,551	150,449
Income tax liabilities	509,000	551,700
Current portion notes payable	2,255,279	2,107,875
Total current liabilities	4,898,020	3,762,155

Repurchase agreement payable	1,278,793	1,311,875
Notes payable, net of current portion	632,242	53,671
Total liabilities	6,809,055	5,127,701

Stockholders' Equity
Preferred Stock:
Preferred Stock, 100,000,000 shares authorized; $.0001 par value; 0 and 0 shares issued and outstanding, respectively	-	-
Common Stock, $.0001 par value, 500,000,000 shares authorized; 30,804,800 and 30,764,800 shares issued and outstanding, respectively	3,080	3,076
Additional paid-in capital	615,757	515,761
Treasury stock	(1,334,375)	(1,334,375)
Minority interest	388,959	703,202
Accumulated deficit	(1,735,330)	(1,082,285)
Total stockholders' deficit	(2,061,909)	(1,194,621)

Total Liabilities and Stockholders' Equity	$4,747,145	$3,933,080

The notes are an integral part of these consolidated financial statements.

4 Medytox Solutions, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$2,352,360	$110	$3,591,341	$4,766

Operating expenses:
General and administrative	2,229,852	10,563	3,715,197	54,796
Sales and marketing expenses	282,029	-	389,635	-
Direct costs	738,680	-	1,073,775	-
Amortization and depreciation	45,503		57,326	-
Total operating costs and expenses	3,296,064	10,563	5,235,933	54,796

Operating loss	(943,704)	(10,453)	(1,644,592)	(50,030)

Non-operating activity
Other income (expense)	20,694	-	21,203	-
Gains (losses) on settlement of debt	59,000		59,000	-
Interest expenses	(108,000)		(158,000)
Total other income (expense)	(28,306)	-	(77,797)	-

Income (Loss) before income taxes	(972,010)	(10,453)	(1,722,389)	(50,030)

Minority interest	(286,050)	-	(558,457)	-
Disputed activity	(358,933)	-	137,113	-
Provision for income taxes	(365,000)	-	(648,000)	-

Net Income/(Loss)	$37,973	$(10,453)	$(653,045)	$(50,030)

Earnings (loss) per share:
Basic	$0.00	$(0.00)	$(0.02)	$(0.00)
Dilutive	$0.00	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding
Basic	30,791,322	32,999,744	30,778,207	32,732,522
Dilutive	31,391,322	32,999,744	30,778,207	32,732,522

The notes are an integral part of these consolidated financial statements.

5 Medytox Solutions, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months ended
	June 30,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(653,045)	$(50,030)
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest loss	(314,243)	-
Depreciation and amortization	57,326	4,000
Stock issued for compensation	-	13,000
Bad Debt expense	550,120	-
Changes in assets and liabilities:
Accounts receivable	(56,967)	-
Note receivable	-	11,624
Deferred tax assets	(412,122)	-
Other operating assets	(1,224)	(8,500)
Accounts payable and accruals	642,923	20,750
Disputed liability	389,135	-
Related party loans	(898)	-
Income tax liabilities	(42,700)	-
Net Cash (Used) Provided by Operating Activities	158,305	(9,156)

Cash Flows from Investing Activities:
Purchase of property and equipment	(167,201)	-
Net Cash (Used) by Investing Activities	(167,201)	-

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	1,080,243	-
Repayments of notes payable	(682,350)	-
Net Cash Provided by Financing Activities	397,893	-

Net increase/decrease in Cash	388,996	(9,156)

Cash at beginning of period	97,103	9,330

Cash at end of period	$486,099	$174

Supplemental cash flow information:
Interest paid	$107,792	$-
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Purchases of equipment for notes	$111,000	$-
Purchases of intangibles for notes	$184,000	$-
Purchase intangible for stock	$100,000	$-

The notes are an integral part of these consolidated financial statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Consolidation

Casino Players, Inc. (the “Company” or “Medytox”) was organized on July 20, 2005 under the laws of the State of Nevada.  The Company had a wholly owned subsidiary, Casino Rated Players, Inc. (“CRP”), a Nevada corporation that was a casino representative company offering complimentary rooms to rated players.  CRP’s revenues were a percentage of the amount of income the casino earned from the rated players.  The casino tracked the play of the rated player to determine its gross income, and  CRP was then paid its contractual percentage based on that income, realized at the time of play.

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

On August 22, 2011, MILM acquired 49% of Trident Laboratories, Inc. (Trident), a privately owned Florida corporation, through a stock purchase agreement and the right to acquire an additional 32% interest, for a total ownership interest of 81%..  Trident operates a medical testing laboratory specializing in urine testing from a facility in Hollywood, Florida.  Trident sought to rescind the stock purchase agreement, and MILM filed an action in state court against Trident Laboratories, Inc. and its selling shareholders seeking, inter alia, specific performance of the agreement and for damages, including revenue generated by MILM.  The litigation is ongoing and could have negative results in earnings

Also, on August 22, 2011, the Company acquired 100% of Medical Billing Choices, Inc., (MBC) a privately held North Carolina corporation, through a stock purchase agreement for cash and an installment note.  MBC operates a medical billing service for a variety of medical providers throughout the southeastern United States from offices in Charlotte, North Carolina.  After the acquisition, MBC has been  the main billing company for the Company’s laboratories.

On September 16, 2011, the Board of Directors agreed to change the name of the Company to Medytox Solutions Inc. and file for a new trading symbol.  On October 27, 2011, FINRA approved the name change and the new symbol, “MMMS”.

On January 16, 2012 Trident Laboratories, Inc. (Trident) requested in writing to rescind the stock purchase agreement and  is currently in a dispute with the Company’s  subsidiary Medytox Institute of Laboratory Medicine, Inc. (“MILM”) arising out of a stock purchase agreement granting MILM the right to acquire an additional 32 % interest in Trident.  MILM filed an action in state court against Trident Laboratories, Inc. and its selling shareholders seeking, inter alia, specific performance of the agreement and for damages, including revenue generated by MILM.  MILM filed a motion seeking to enjoin Trident from rescinding the stock purchase agreement, and the court has entered a standstill order maintaining the status quo pending the final adjudication of the dispute. Due to difficulties in obtaining information during litigation, the results of operations through January 16, 2012 have been included in operating income.  An estimated loss in the amount of $271,060, from January 17, 2012 through June 30, 2012, has been included in other income.  This amount has been considered as part of the minority interest since realization by the Company is in doubt.

As of the date of these statements, the suit has not yet been resolved and MILM may not recover any of its sales proceeds from Trident.  This has caused a significant reduction in receivables due at a later date. The legal dispute has caused a disruption in our operations and business plan during the first six months of 2012.

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

In February 2012 several claims have  were  by prior employees and consultants for unpaid salaries and commissions.  The Company has accrued certain liabilities based on contractual obligations.  The Company acknowledges certain liabilities, however disputes amounts for certain claims.  The employee claims include other assertions of improper business practices by the Company, reiterating those claimed by Trident, above.  Legal counsel has addressed these claims and disputes the claims, finding several of them to be without legal merit. The Company has accrued $200,000 liabilities in regard to these other claims.

On February 6, 2012 the Company formed Medytox Diagnostics Inc. as a wholly owned subsidiary that will acquire and build clinical Laboratories that will be owned by Medytox Solutions, Inc.

On February 16, 2012, the Company entered into an agreement to acquire majority interest in Collectaway LLC (now known as PB Laboratories LLC) (PB Labs), a Florida limited liability company.  PB Labs is the Company’s main testing facility. The Company has ordered and is in the process of installing new equipment that will enable PB Labs to facilitate the increased volume of urine toxicology and blood testing that the Company anticipates.  The total purchase price to be paid for the 50.5% interest in  PB Labs  $201,000.  The purchase price shall be paid as follows: (i) $1,000 paid at closing; and (ii) Medytox shall deliver a secured promissory note (the "Note") to Seller in the amount of $200,000 at closing, the note is interest bearing at 5% with four (4) quarterly payments due of $50,000, commencing May 16, 2012 and ending February 15, 2013.  The operations of PB Labs have been included since the date of the agreement.

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

The management of the Company is considering options to divest the casino representative business known as Casino Rated Players  (CRP) but has not approved a plan of disposition.  The results of t CRP are immaterial and do not constitute a significant segment for reporting purposes.  As of September 30, 2011, the Company operates in the medical service segment.

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

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full 2012 year.

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

Accounts Receivable

Accounts receivable consisted of amounts due from insurance companies on behalf of customers for laboratory services performed and are shown net of an allowance for doubtful accounts.  Receivables are determined to be past due, based on payment terms of original contracts or invoices.  The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company does not typically charge interest on past due receivables.

As of June 30, 2012 and December 31, 2011, management recorded allowances for uncollectible accounts in the amount of $1,417,538 and $872,045, respectively.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

persuasive evidence of an arrangement exists,

the product has been shipped or the services have been rendered to the customer,

the sales price is fixed or determinable, and

 collectability is reasonably assured.

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

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. We have minimal history with our new operating plan and cannot predict if we will be successful.  The future of the Company is dependent on its ability to execute its new business plan and to obtain funding though traditional sources. Although the Company plans to pursue funding through all means, there can be no assurance that the Company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the traditional sources it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.  The Company is in litigation with Trident Laboratories and the results of the litigation may have a negative effect  on  the profits of the Company.

Assets and liabilities of the disputed subsidiary as of June 30, 2012 are as follows:

Total assets	$1,948,983
Total liabilities	$28,609

NOTE 3: NOTES PAYABLE

The Company and its subsidiaries are party to a number of loans with unrelated parties.  At June 30, 2012  long term debt consisted of the following:

	June 30 , 2012	December 31, 2011
Convertible debenture for working capital, dated September 15, 2011 in the amount of $500,000 and bearing interest at 20%. Interest is payable monthly and principle is payable in 10 equal installments ending August 31, 2013 The note is convertible at $2.50 per share until August 31, 2013 when the note is due. This note is subordinated to loan from TCA and is secured by the assets of MSI, MMMS and Trident.	$500,000	500,000

Short-term loan for working capital, dated September 15, 2011 in the amount of $500,000 and bearing interest at 20%. Interest is payable monthly and principle is payable in 10 equal payments ending November 30, 2013. This note is subordinated to the loan from TCA and is secured by the assets of MSI, MMMS and Trident.	500,000	500,000

10 Acquisition note to former shareholder of Medical Billing Choices, original amount $850,000, payable from percentage of collections, payable by August 22, 2013	683,947	691,375

Loan from TCA Global Credit Master Fund, LP. Principle of $550,000, term extended to February 8, 2013. Secured by all assets of the Company, see note 10 below.	550,000	-

Acquisition note to former shareholders of Trident Laboratories, Inc., original amount $500,000, payable from collections on new work, interest at 6%, payable by August 22, 2012.	4,932	290,893

Short-term working capital note, noninterest bearing, payable on demand.	-	95,000

Acquisition of PB laboratories LLC 50.5% ownership with payments of $50,000 quarterly starting May 17, 2012.	150,000	-

Short-term notes from various contractors, bearing interest at 12% to 20%. Interest and principle are due on demand.	395,551	10,295

Commercial loan with a finance company, dated November 30, 2011 in the original amount of $29,996 and bearing interest at 6.5%. Principle and interest payments in the amount of $854.41 are payable for 60 months ending on October 31, 2015. This note is secured by a lien on a vehicle with a carrying value of $30,000 at December 31, 2012	26,416	29,896

Commercial loan with a finance company, dated December 10, 2010, in the original amount of $63,700 and bearing interest at 8%. Principle and interest payments in the amount of $2,000 are payable for 36 months ending on December 10, 2013. This note is secured by a lien on a vehicle with a carrying value of $48,898 at December 31, 2012.	44,087	44,087

Commercial auto loan payable in principle and interest payments of $430.51 over 3 years.	16,294	-

Commercial auto loan payable in principle and interest payments of $430.51 over 3 years.	16,294	-
	2,887,521	2,161,546
Less current portion	(2,255,279)	(2,107,875)
	$632,242	$53,671

Principal maturities of notes payables for the next five years and thereafter are as follows:

Period ended
June 30, 2013	$ 2,255,279
2014	577,597
2015	50,058
2016	4,587
2017 and thereafter	-
$ 2,887,521

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

The Ccompany has 1,600,000 options outstanding to various officers with exercise prices of $2.50 and $3.00.  Since there is no market for the stock, no value has been assigned to the options.

NOTE 6: RELATED PARTY TRANSACTIONS

A shareholder has advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. Loans from shareholders at June 30, 2012 amounted to $50,010.

At June 30, 2012, senior management had deferred compensation of approximately $290,000 from the prior Company and $221,000 from current operations.

NOTE 7: STOCKHOLDERS’ EQUITY

On June 20, 2011 the Company issued 1,300,000 shares of common stock for consulting fees totaling $13,000.

The Company has offered promissory notes in the total amount of $278,793 to a number of shareholders in exchange for retiring a total of 2,898,500 shares of common  stock.  These shares had not been returned by June  30, 2012 and were still outstanding. The Company paid $33,082 to shareholders for partial payment of their shares during the six months ended June 30, 2012.

On April 30, 2012, the Company issued 40,000 shares valued at $100,000 for an investment fee on new funding.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard is not expected to impact our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on our financial position or results of operations.

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

PB Labs was organized in October 2005.  The Company was not required to file audited consolidated financial statements for the years ended December 31, 2011 and 2010 via Form 8-K.

Medytox accounted for the assets, liabilities and ownership interests in accordance with the provisions ofthe Business Combinations Topic of the FASB Accounting Standards Codification.  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill. The unaudited values as of the date of agreement are as follows:

February 16, 2012 (Unaudited)
Fixed assets	$17,000
Intangible	184,000
-
Total assets purchased	$201,000

Cash paid	$1,000
Acquisition note	200,000
-
Total liabilities assumed and consideration given	$201,000

Pro-forma activity as though this acquisition had taken place at January 1, 2012 are as follows:

Six months ended
June 30, 2012
(unaudited)

Revenues	$3,680,730

Net Income (loss)	$(627,740)

Earnings per share	$(0.02)

Shares outstanding	30,791,322

Acquisition of Trident Laboratories, Inc.

On August 22, 2011 the Company, through its subsidiary, MILM, agreed to purchase up to 81% of Trident Laboratories, Inc. (Trident) from unrelated parties for an installment note in a total amount of $500,000.  MILM will pay the $500,000 note, payments from the revenue generated by MILM business brought to Trident.

Acquisition of Medical Billing Choices, Inc.

On August 22, 2011 the Company agreed to purchase 100% of Medical Billing Choices, Inc. (MBC) from an unrelated party for cash and a note for a total amount of $850,000.  Medytox paid $100,000 down in cash and will pay the $750,000 note in monthly payments from the collections in MBC on Medytox billings.  The $750,000 must be paid off within 24 months or the shareholders of MBC have the right to rescind the agreement. The Company has paid $66,053 and has a balance due of $683,947.

Combined results

Pro forma results of operations for the six months ended June 30, 2011 as though both acquisitions had taken place at January 1, 2011 are as follows:

Six Months Ended June 30, 2011

Revenues	$579,998

Net Income (loss)	$(131,816)

Earnings per share	$(0.00)

Note 10.  $4,000,000 Revolving Credit Facility

On May 14, 2012, Medytox Solutions, Inc. ("Medytox") borrowed $550,000 from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of Aril 30, 2012 (the "Credit Agreement"), among Medytox, Medytox Medical Marketing & Sales, Inc. ("Medytox Medical"), Medytox Diagnostics, Inc. ("Diagnostics"), PB Laboratories, LLC ("PB Labs") and the Lender.  The funds will be used for general corporate purposes,  Under the Credit Agreement, Medytox may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $550,000.  Medytox may request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $4,000,000.  In each case, whether to agree to any such increase in the revolving loan commitment is in the Lender's sole discretion.  The loan matures on November 30, 2012, subject to a six-month extension at the request of Medytox, or upon 60 days written notice by the Lender.  The maturity date may also be extended, in the Lender's sole discretion, in connection with an increase in the revolving loan commitment. Further details are available in the Company’s form 8-K filed on  May 18, 2012.  On August 8, 2012, the Company received a second round of funding in the amount of $525,000 and the due date was extended to February 8, 2013.  The Company issued 30,000 shares of restricted common stock as a commitment fee.

Note 11.  Contingencies

Legal Matters

During the course of business, litigation commonly occurs.  From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates in a highly regulated industry and employ s personnel which may inherently lend itself to legal matters.  Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

Legal Matters – Trident Labs

As described in Item 1, Disputed Segment, one subsidiary, Trident Laboratories, Inc. (Trident) is currently in a contract dispute with the Company.  The Company has filed suit against Trident Laboratories, Inc. and its selling shareholders.  The judge has denied the rescission and ordered a Stand Still Agreement, which currently is in force. The suit is not yet resolved and Medytox may not recover any of its sales proceeds from Trident which will cause a significant reduction in receivables due at a later date. The legal dispute has caused a disruption in our operations during 2012.

Trident’s assertions include: (1) failure to pay $500,000 note.  Legal counsel has offered the courts evidence of original promissory notes, which indicate that loan is payable on August 31, 2012 whereby breach could not occur until maturity date and (2) practices of Medytox are not in compliance with HIPPA.  Legal counsel has addressed claims to the court.  Management, on consultation with counsel, believes that the Company is in compliance with regulations and will prevail in defense of assertion.

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

Legal Matters – Prior Employees and Consultants

Several claims have been made by prior employees and consultants for unpaid salaries and commissions.  The Company has accrued certain liabilities based on contractual obligations.  The Company acknowledges certain liabilities, however disputes amounts for certain claims.  The employee claims include other assertions of improper business practices by the Company, reiterating those claimed by Trident, above.  Legal counsel has addressed these claims and disputes the claims, finding them to be without legal merit. The Company has accrued over $200,000  of liabilities in regard to these other claims.

Note 12.  Subsequent events

On August 8, 2012, the Company received a second round of funding in the amount of $525,000from TCA and the due date of the Revolving Credit Facility was extended to February 8, 2013.  The Company issued 30,000 shares of restricted common stock as a commitment fee.

Legal Matters – Prior Employees McCullough

The Company has received an injunction against a former employee Richard McCullough enjoining him from contacting Medytox employee or business partners with the intention to interfere with the Company business relationships.

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

Unless stated otherwise, the words “we,” “us,” “our,” the “Company,” or “Medytox Solutions, Inc.” in this section collectively refer to Medytox Solutions, Inc., Medytox Medical Marketing and Sales, Inc., Medytox Institute of Laboratory Medicine, Corp, Medytox Diagnostics Inc., PB Laboratories LLC,  Medytox Management Solutions, Inc., Trident Laboratories, Inc., Medical Billing Choices, Inc. and Casino Rated Players, Inc.

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

During 2010 and 2011 the casino representative business was minimal.  As of June 30, 2011, the Company management decided to reorganize the operations of Medytox Solutions, Inc. as a holding company, under the name “Medytox Solutions, Inc.”, to acquire and manage a number of companies in the medical services sector.  The Company organized two subsidiaries in the second and third  quarter and acquired two others through stock purchases.

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

Going Concern

At June 30, 2012, we had $486,099 in cash on hand and a stockholders ‘deficit of $2,061,909.  Our new business model has resulted in a loss for the six months ended June 30, 2012.  Our auditors included a going concern paragraph in their audit report for December 31, 2011.

Results of Operations

For the Three Months Ended June 30, 2012 and 2011

The Company has a new business model as of September 30, 2011 and comparison of financials is not relative; the Company has entered the medical service industry versus the casino hosting business.

Our new business model has resulted in significant revenue increases for the three months ended June 30, 2012.

Revenues

Revenues  for the  three months ended June, 2012 were $2,352,360 vs. $110 for the three months ended June 30, 2011 .  The increase is due to the change in our business model from Casino related operations to Laboratory testing.

Operating expenses

Operating expenses have increased during the three months ended June 30, 2012 to $3,296,064from $10,563 for the same period in 2011. The increase is due to a new business model that increases both revenues and expenses. In addition, the Company incurred legal expenses regarding the Trident litigation and other matters totaling approximately $250,000, and recorded accrued sales commissions totaling approximately $40,000 relating to Trident collections.

Net Operating Income/Losses

Net operating loss for the three months ended June 30, 2012 was $(943,704) compared to a loss of $(10,453) for the three months ended June 30, 2011.  The increase in losses is due to the change in our business model.

For the Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Revenues for the six months ended June, 2012 were $3,591,341 vs $4,766 for the six months ended June 30, 2011.  The increase is due to the change in our business model.

Operating expenses

Operating expenses increased during the six months ended June 30, 2012 to $5,235,933 from $54,796 for the same period in 2011. The increase is due to a new business model that increases both revenues and expenses. In addition, the Company incurred legal expenses regarding the Trident litigation and other matters totaling approximately $450,000 and recorded accrued sales commissions totaling $260,290 relating to Trident collections.

Net Operating Income/Losses

Net operating loss for the six months ended June 30, 2012 wase $(1,644,592) compared to a loss of $(50,030) for the six months ended June 30, 2011.  The difference in losses is due to the change in business model.

Cash status

The Company’s cash position has increased to $486,099 vs. $97,103, June 30, 2012 and December 31, 2011, respectively.  Accounts receivable on June 30, 2012 were $1,126,574 vs. $1,619,727 on December 31, 2011.

Assets

At June 30, 2012, we had total assets of $4,747,145 compared to $3,933,080 on December 31, 2011. Total assets at June 30, 2012 consisted of $486,099 in cash on hand and $403,280 in property  equipment (net of $99,278 in depreciation). Total assets at December 31, 2011 consisted of $97,103 in cash on hand and $165,738 in property and equipment (net of $94,224 in depreciation). The increase in assets is due to an overall accumulation of increases in cash, accounts receivable, deferred tax assets, property   and equipment, and intangible property.

Liabilities

Our total liabilities were $6,809,055 at June 30, 2012 compared to $5,127,701 at December 31, 2011. The increase was primarily due to increases of approximately $650,000 in accounts payable, $690,000 in additional debt, and about $390,000 in disputed liability.

Total Stockholders’ Deficit

Our stockholders’ deficit was $(2,061,909) at June 30, 2012 compared to $(1,194,621) at December 31, 2011.

Liquidity and Capital Resources

As reflected in the financial statements we have an accumulated deficit of $(1,735,330) and have a positive cash flow from operations of $158,305 for the six months ended June 30, 2012. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and execution of its business plan.  We note that we have significant current accounts receivable at June 30, 2012.  As we continue to execute our business plan, we expect that our liquidity numbers will improve, although there is no guarantee that will occur.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Deferred Compensation

At June 30, 2012, senior management had deferred compensation recorded of approximately $290,000 from the Company from prior operations and $221,000 from current operations.

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

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured.

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

Retroactive adjustment due to a Medicare or Medicaid review  is considered to be a change in the estimate and recorded in the period that the adjustment is communicated to the Company.  Adjustments are normal and recurring, and generally communicated within reasonable time or within the billing period.  Adjustments are considered immaterial.

The Company also provides consulting services on billing and collecting processes to medical providers on fee for services basis.  These services are billed as services are provided according to the contract.

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

*

Level 1: Quotes market prices in active markets for identical assets or liabilities.

*

Level 2: Observable market based inputs or unobservable inputs that were corroborated by market data.

*

Level 3: Unobservable inputs that were not corroborated by market data.

.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s market segments.  The Company considers accounts more than 120  days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance.  A portion of the receivables are with governmental payers and are subject to periodic review and adjustment.

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

Earnings per Share

Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the conversion of debentures, notes or exercise of options, were issued during the period.

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

Accounting for Warrants, Options and Freestanding Derivative Financial Instruments

The Company evaluates its warrants, options and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for.    If the warrant or option is determined to be a derivative, the fair value of the warrants and options is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants and options is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion or exercise date and then that fair value is reclassified to equity.

Equity instruments that are initially classified as equity then become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants and options are determined to be equity, no value is assigned for financial reporting purposes.

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

Income taxes

The Company accounts for income taxes using the liability method.  This method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

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

With respect to the period ending June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Legal Matters – Prior Employees and Consultants

Several claims have been made by prior employees and consultants for unpaid salaries and commissions. The Company has accrued certain liabilities based on contractual obligations. The Company acknowledges certain liabilities, however disputes amounts for certain claims. The employee claims include other assertions of improper business practices by the Company, reiterating those claimed by Trident, above. Legal counsel has addressed these claims and disputes the claims, finding them to be without legal merit. The Company accrued over $200,000 in regard to these other claims.

Legal Matters – Prior Employees McCullough

The Company has received an injunction against a former employee Richard McCullough enjoining him from contacting Medytox employee or business partners with the intention to interfere with the Company business relationships.

Item 1A. Risk Factors.

Litigation results could be harmful to the revenues and profits to the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

N/A.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

Exhibit No.:	Description:
31.1	Certification by William G. Forhan, Principal Executive Officer of Medytox Solutions Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification by Jace Simmons, Chief Financial Officer of Medytox Solutions Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification by William G. Forhan, Principal Executive Officer of Medytox Solutions Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Jace Simmons, Chief Financial Officer of Medytox Solutions Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medytox Solutions, Inc.

Date: 8/14/2012	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)

Date: 8/14/2012	By	/s/ Jace Simmon
Jace Simmons, Chief Financial Officer