Form 10-Q
period 2012-09-30
Medytox Solutions, Inc.
filed 2012-11-19
CIK 1374536

UNITED STATESSECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.:  333-138251

MEDYTOX SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	54-2156042 (I.R.S. Employer Identification No.)

400 South Australian Avenue 8th Floor West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 855-1626

(Registrant's telephone number, including area code)

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

[  ] Yes  [X] No

{25419672;4}

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

[   ]

Non-accelerated filer

[   ] (Do not check if a smaller reporting company)

Accelerated filer

[   ]

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At November 12, 2012, there were 27,374,800 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.

Controls and Procedures

19

PART II - OTHER INFORMATION

20

Item 1.

Legal Proceedings.

20

Item 1A.

Risk Factors.

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3.

Defaults Upon Senior Securities.

21

Item 4.

Mine Safety Disclosures.

21

Item 5.

Other Information.

21

Item 6.

Exhibits.

21

SIGNATURES

23

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Medytox Solutions, Inc.
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$935,220	$97,103
Accounts receivable	3,039,173	1,619,727
Prepaid and other current assets	23,500	23,500
Deferred tax assets	-	723,900
Prepaid expenses	-	1,000
Total current assets	3,997,893	2,465,230

Property & equipment, net of accumulated
depreciation of ($153,374) and ($94,224), respectively	413,743	165,738

Intangible property, net of accumulated
amortization of ($68,609) and $0, respectively	377,040	-
Goodwill	1,302,112	1,302,112
Deposits	2,224	-
Total Assets	$6,093,012	$3,933,080

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,111,052	$379,124
Accrued expenses	535,502	573,007
Disputed liabilities - Trident	389,135	-
Loans and notes payable, related parties	153,300	150,449
Income tax liabilities	523,899	551,700
Disputed net income - Trident	411,919	-
Current portion notes payable	2,234,069	2,107,875
Total current liabilities	5,358,876	3,762,155

Repurchase agreements payable	1,225,727	1,311,875
Notes payable, net of current portion	766,189	53,671
Total liabilities	7,350,792	5,127,701

Stockholders' Equity
Preferred Stock:
Preferred Stock, 100,000,000 shares authorized;
$.0001 par value; 0 and 0 shares issued and outstanding, respectively	-	-
Preferred Stock, Series B, 5,000 shares authorized;
$.0001 par value; 0 and 0 shares issued and outstanding, respectively	-	-
Common Stock, $.0001 par value, 500,000,000 shares
authorized; 27,374,800 and 30,764,800 shares
issued and outstanding, respectively	2,737	3,076
Additional paid-in capital	606,100	515,761
Treasury stock	(1,334,375)	(1,334,375)
Minority interest	797,327	703,202
Accumulated deficit	(1,329,569)	(1,082,285)
Total stockholders' deficit	(1,257,780)	(1,194,621)

Total Liabilities and Stockholders' Equity	$6,093,012	$3,933,080

The notes are an integral part of these consolidated financial statements.

1 Medytox Solutions, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$8,278,056	$2,558,578	$11,958,786	$2,563,344

Operating expenses:
General and administrative	3,802,053	976,796	7,970,005	1,031,592
Sales and marketing expenses	540,460	296,410	930,095	296,410
Direct costs	1,190,121	-	2,263,896	-
Amortization and depreciation	69,070	-	127,760	-
Total operating costs and expenses	5,601,704	1,273,206	11,291,756	1,328,002

Operating income	2,676,352	1,285,372	667,030	1,235,342

Non-operating activity
Other income (expense)	(1,415)	-	19,788	-
Gains on settlement of debt	-	-	59,000	-
Interest expense	(70,198)	(9,037)	(225,283)	(9,037)
Interest income	-	-	-	-
Total other income (expense)	(71,613)	(9,037)	(146,495)	(9,037)

Income before income taxes	2,604,739	1,276,335	520,535	1,226,305

Minority interest	737,357	321,685	178,900	321,685
Disputed activity	274,806	-	411,919	-
Provision for income taxes	758,000	134,200	177,000	134,200

Net Income (Loss)	$834,576	$820,450	$(247,284)	$770,420

Earnings (loss) per share:
Basic	$0.03	$0.03	$(0.01)	$0.03
Dilutive	$0.03	$0.03	$(0.01)	$0.03

Weighted average shares outstanding
Basic	29,614,800	30,259,243	30,068,404	30,254,346
Dilutive	31,214,800	30,259,243	30,068,404	30,254,346

The notes are an integral part of these consolidated financial statements.

2 Medytox Solutions, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(247,284)	$770,420
Adjustment to reconcile Net (loss) income to net
cash provided by operations:
Minority interest loss	94,125	-
Depreciation and amortization	127,760	25,533
Stock issued for compensation	-	13,000
Bad debt expense	3,532,512	355,903
Gain on conversion of debt	59,000	-
Changes in assets and liabilities:
Accounts receivable	(4,951,958)	(2,029,669)
Deferred tax assets	723,900	-
Other operating assets	(1,224)	(200)
Accounts payable and accruals	635,423	293,123
Disputed liability	389,135	-
Related party loans	2,851	11,624
Disputed net income	411,919	134,200
Other liabilities	(27,801)	(21,850)
Net Cash Provided (Used) by Operating Activities	748,358	(447,916)

Cash Flows from Investing Activities:
Purchase of property and equipment	(254,123)	(12,382)
Payments for intangibles	(86,650)	-
Net Cash Used by Investing Activities	(340,773)	(12,382)

Cash Flows from Financing Activities:
Payments to repurchase stock	(85,000)	(30,000)
Proceeds from issuance of notes payable	1,576,243	1,320,310
Repayments of notes payable	(1,060,711)	-
Net Cash Provided by Financing Activities	430,532	1,290,310

Net increase/decrease in Cash	838,117	830,012

Cash at beginning of period	97,103	9,330

Cash at end of period	$935,220	$839,342

Supplemental cash flow information:
Interest paid	$134,486	$9,037
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Acquisition of intangibles for debt	$184,000	$-
Acquisition of intangibles for stock	$175,000	$-
Acquisition of property for debt	$53,032	$-

The notes are an integral part of these consolidated financial statements.

Medytox Solutions, Inc.Notes to Unaudited Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Consolidation

Casino Players, Inc. (the “Company” or “Medytox”) was organized on July 20, 2005 under the laws of the State of Nevada.  The Company had a wholly-owned subsidiary, Casino Rated Players, Inc. (“CRP”), a Nevada corporation that was a casino representative company offering complimentary rooms to rated players.  CRP’s revenues were a percentage of the amount of income the casino earned from the rated players.  The casino tracked the play of the rated player to determine its gross income, and CRP was then paid its contractual percentage based on that income, realized at the time of play.

During 2010 and 2011 the casino representative business was minimal. In the first half of  2011, Company management decided to reorganize the operations of the Company as a holding company to acquire and manage a number of companies in the medical services sector.

On June 22, 2011, the Company organized Medytox Medical Management Solutions Corp. ("MMMS"), a Florida corporation, as a wholly-owned subsidiary.  MMMS is a marketing company selling laboratory services and offering medical provider solutions to medical clinics, hospitals and physicians’ offices.  MMMS operates from the corporate offices in West Palm Beach, Florida.

On July 26, 2011, the Company organized Medytox Institute of Laboratory Medicine, Inc. ("MILM"), a Florida corporation, as a wholly-owned subsidiary.  MILM was organized to acquire and manage medical testing laboratories.  MILM operates from the corporate offices in West Palm Beach, Florida.

On August 22, 2011, MILM entered into a stock purchase agreement to acquire 81% of Trident Laboratories, Inc. ("Trident"), a privately-owned Florida corporation.  Trident operates a medical testing laboratory specializing in urine testing from a facility in Hollywood, Florida.  Trident sought to rescind the stock purchase agreement, and MILM filed an action in state court against Trident and its selling shareholders seeking, inter alia, specific performance of the agreement and for damages, including revenue generated by MILM.  On October 5, 2012, Trident and its selling shareholders filed a counterclaim and third-party claim against MILM, the Company and some of its officers alleging fraudulent inducement, breach of contract, civil conspiracy, tortious interference and defamation.  The Company believes these claims are devoid of legal and factual merit.  The litigation is ongoing and could have a negative effect on the balance sheet.  The Company has established a disputed net income reserve of $411,919 as of September 30, 2012, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.

Also, on August 22, 2011, the Company acquired 100% of Medical Billing Choices, Inc. ("MBC"), a privately-owned North Carolina corporation, through a stock purchase agreement for cash and an installment note.  MBC operates a medical billing service for a variety of medical providers throughout the southeastern United States from offices in Charlotte, North Carolina.  Since the acquisition, MBC is the main billing company for the Company's laboratories.

On September 16, 2011, the Board of Directors agreed to change the name of the Company to Medytox Solutions, Inc. and file for a new trading symbol.  On October 27, 2011, FINRA approved the name change and the new symbol, “MMMS”.

In February 2012, Bradley Ray filed an action claiming the ownership of MILM.  Mr. Ray has asserted that he was the sole incorporator and named owner of MILM and therefore has legal rights to contracts and agreements with Trident.  Medytox has incurred all expenses in association with the selling and marketing expenses, for which the company was created.  Management disputes this claim and believes it is without merit. The litigation is ongoing and may not be resolved without a court hearing.

In February 2012 several claims were made by prior employees and consultants for unpaid salaries and commissions.  The Company has accrued certain liabilities based on contractual obligations.  The Company acknowledges certain liabilities, however it disputes many of these claims believing them to be without merit.

On February 6, 2012, the Company formed Medytox Diagnostics Inc., a Florida corporation, as a wholly-owned subsidiary to acquire and build clinical laboratories.

On February 16, 2012, the Company acquired majority interest in Collectaway LLC, now known as PB Laboratories, LLC ("PB Labs"), a Florida limited liability company.  PB Labs has been the Company's main testing facility. The Company ordered installed new equipment that will enable PB Labs to process the increased volume of urine toxicology and blood testing that the Company anticipates.  The total purchase price paid for the 50.5% interest in PB Labs was $201,000.  The purchase price was paid as follows: (i) $1,000 paid at closing; and (ii) a secured promissory note (the "Note") was issued to the seller in the amount of $200,000 bearing interest of 5%, with four quarterly payments due of $50,000, commencing May 16, 2012 and ending February 15, 2013.  The financial results of PB Labs have been included in the Company's financial statements since the date of the acquisition of the majority interest.

On February 27, 2012, Medytox appointed Jace Simmons its Chief Financial Officer, effective March 1, 2012, and entered into an Employment Agreement.  The term of the Agreement is for two years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice.  Under the Agreement, Mr. Simmons receives an annual salary of $150,000, subject to review each year.  He will participate in senior management bonus programs to be approved by the Board of Directors.  He will also receive annually options to purchase 200,000 shares of Medytox common stock exercisable at $3.00 a share.  When the common stock commences trading, Mr. Simmons will receive options to purchase an additional 400,000 shares, also exercisable at $3.00 a share.

On March 9, 2012, the Company formed Medytox Medical Marketing & Sales, Inc., a Florida corporation, as a wholly-owned subsidiary that provides the marketing for clinical laboratories that are owned by the Company.

The management of the Company is considering options to divest the casino representative business known as Casino Rated Players  (CRP) but has not approved a plan of disposition.  The results of CRP are immaterial and do not constitute a significant segment for reporting purposes.  As of September 30, 2012, the Company operates in the medical service segment.

Basis of Accounting

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these consolidated financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company.

Although we believe that the disclosures included in our consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on April 13, 2012.

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full 2012 year.

Certain prior period amounts have been reclassified to conform to current-period presentation. These reclassifications had no effect on net income (loss) for the periods presented.

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

Accounts Receivable

Accounts receivable consisted of amounts due from insurance companies on behalf of customers for laboratory services performed and are shown net of an allowance for doubtful accounts.  Receivables are determined to be past due based on the payment terms of the original contracts or invoices.  The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company does not typically charge interest on past due receivables.

As of September 30, 2012 and December 31, 2011, management recorded allowances for uncollectible accounts in the amount of $3,207,879 and $872,045, respectively.  Such increase was due to the growth in receivables.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

•

persuasive evidence of an arrangement exists,

•

the product has been shipped or the services have been rendered to the customer,

•

the sales price is fixed or determinable, and

•

collectability is reasonably assured.

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

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares outstanding during the period.  Diluted earnings per share are computed using the weighted average common shares and all potentially dilutive common shares outstanding during the period.  At September 30, 2012, we had 1,600,000 options that were considered potentially dilutive for the current quarter.

NOTE 2: DISPUTED SUBSIDIARY

The Company and MILM are in litigation with Trident Laboratories, Inc. ("Trident") and the results of the litigation may have a negative effect on the balance sheet of the Company.

On January 16, 2012 Trident requested in writing to rescind the stock purchase agreement and  is currently in a dispute with the Company’s wholly-owned subsidiary MILM arising out of a stock purchase agreement granting MILM the right to acquire an additional 32% interest in Trident.  MILM filed an action in state court against Trident and its selling shareholders seeking, inter alia, specific performance of the agreement and for damages, including revenue generated by MILM.

As of the date of these statements, the suit has not yet been resolved and MILM may not recover any of its sales proceeds from Trident.  This has caused a significant reduction in receivables due at a later date. The legal dispute has caused a disruption in our operations and business plan during the first nine months of 2012.

Trident’s assertions include: (1) failure to pay $500,000 required by the stock purchase agreement.  Legal counsel has offered the court evidence indicating that this amount is payable on August 31, 2012 whereby breach could not occur until maturity date; and (2) practices of MILM are not in compliance with HIPPA.  Legal counsel has addressed these claims to the court.  Management, on consultation with counsel, believes that the Company is in compliance with regulations and will prevail in the action.  On October 5, 2012, Trident and its selling shareholders filed a counterclaim and third-party claim against MILM, the Company and some of its officers alleging fraudulent inducement, breach of contract, civil conspiracy, tortious interference and defamation.  The Company believes these claims are devoid of legal and factual merit.  The case is expected to go to trial in January 2013.

The Company has not received any financial data on the operations of Trident for the month of September 2012.  These financial statements were prepared without the missing activity.  Management believes that the missing activity is immaterial to the financial statements as a whole.  The Company has established a disputed net income reserve of $411,919 as of September 30, 2012, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.  A separate $389,135 in commissions payable on Trident sales are listed as disputed liabilities as of September 30, 2012.

Assets and liabilities, including the deferred revenue,  of the disputed subsidiary as of  September 30, 2012 are as follows:

Total assets	$1,975,407
Total liabilities	$678,080

3. LONG-LIVED ASSETS

Property, plant & equipment consist of:

	September 30,	December 31,
	2012	2011
Medical equipment	$155,174	$-
Equipment	46,085	38,208
Furniture	100,090	64,330
Leasehold improvements	31,525	-
Vehicles	161,254	124,086
Computers	72,989	33,339
	567,117	259,963
Less accumulated depreciation	153,374	94,225
	$413,743	$165,738

Depreciation of equipment was $18,491 and $3,539 for the three months ended September 30, 2012 and 2011, respectively, and $59,150 and $7,539 for the nine months ended September 30, 2012 and 2011, respectively.

Intangible property:

The Company has recorded loan costs and a medical license as intangible property.  The loan costs are amortized on a straight-line basis over the life of the loan.  The Company assesses fair market value for any impairment to the carrying values.  As of September 30, 2012 and December 31, 2011, management concluded that there was no impairment to the intangible assets.

	September 30,	December 31,
	2012	2011
Medical license – not amortizable	$184,000	$-

Loan costs	261,650	-
Less accumulated amortization	68,610	-
	193,040	-

Net intangible assets	$377,040	$-

Future amortization through December 31,:
2013	$193,040
2014	-
2015	-
2016	-
2017 and thereafter	-
	$193,040

Amortization of the intangible assets was $51,942 and $0 for the three months ended September 30, 2012 and 2011, respectively, and $68,610 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

Management periodically reviews the valuation of long-lived assets for potential impairments.  Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

NOTE 4: NOTES PAYABLE

The Company and its subsidiaries are party to a number of loans with unrelated parties.  At September 30, 2012, notes payable consisted of the following:

	September 30, 2012	December 31, 2011
Convertible debenture for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest only payments are payable monthly. The note is convertible at $2.50 per share until October 31, 2013 when the note is due. This note is subordinated to the loan from TCA and is secured by the assets of the Company, MMMS and Trident.	$500,000	500,000

Loan for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest and principal are payable in 10 equal payments ending August 31, 2013. This note is subordinated to the loan from TCA and is secured by the assets of the Company, MMMS and Trident.	450,000	500,000

8 Acquisition note to former shareholder of Medical Billing Choices, original amount $750,000, payable from percentage of collections, with interest at 6%, payable by August 22, 2013.	602,304	691,375

Loan from TCA Global Credit Master Fund, L.P. Principal of $1,075,000, payable by February 8, 2013. Secured by all assets of the Company, see note 11 below.	1,075,000	-

Acquisition note to former shareholders of Trident Laboratories, Inc., original amount $500,000, payable from collections on new work, interest at 6%, payable by August 22, 2012.	-	290,893

Short-term working capital note, noninterest bearing, payable on demand.	-	95,000

Acquisition of PB Laboratories, LLC 50.5% ownership with payments of $50,000 quarterly starting May 17, 2012	100,000	-

Short-term notes from various affiliates, bearing interest at 12% to 20%. Interest and principal are due on demand.	172,383	10,295

Commercial loan with a finance company, dated November 30, 2011, in the original amount of $29,996 and bearing interest at 6.5%. Principal and interest payments in the amount of $854.41 are payable for 60 months ending on October 31, 2016. This note is secured by a lien on a vehicle with a carrying value of $30,000 at December 31, 2011.	26,416	29,896

Commercial loan with a finance company, dated December 10, 2010, in the original amount of $63,700 and bearing interest at 8%. Principal and interest payments in the amount of $2,000 are payable for 36 months ending on December 10, 2013. This note is secured by a lien on a vehicle with a carrying value of $48,898 at December 31, 2011.	44,087	44,087

Commercial auto loan payable in monthly principal and interest payments of $430.51 over three years.	15,034	-

Commercial auto loan payable in monthly principal and interest payments of $430.51 over three years.	15,034	-
	3,000,258	2,161,546
Less current portion	(2,234,069)	(2,107,875)
	$766,189	$53,671

Principal maturities of notes payable for the next five years and thereafter are as follows:

Period ended
September 30, 2013	$ 2,234,069
2014	471,497
2015	293,606
2016	1,386
2017 and thereafter	-
$ 3,000,258

NOTE 5: INCOME TAXES

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

As of September 30, 2012, the Company had 1,600,000 options outstanding, which were granted to various officers and consultants with exercise prices of $2.50 and $3.00  Since there is no market for the stock, no value has been assigned to the options.

NOTE 7: RELATED PARTY TRANSACTIONS

William Forhan, an executive officer, director and shareholder of the Company, has advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. Loans from Mr. Forhan at September 30, 2012 amounted to $50,010.

At September 30, 2012, senior management had deferred compensation of approximately $290,000 from operations prior to June 30, 2011 and $65,609 from operations thereafter.

NOTE 8: STOCKHOLDERS’ EQUITY

The Company has issued promissory notes in the total amount of $225,727  to a number of shareholders in exchange for retiring a total of 1,038,100 shares of common stock.  These shares had not been returned by September 30, 2012 and were still outstanding.

On April 30, 2012, the Company issued 40,000 shares of common stock valued at $100,000 for corporate advisory and investment banking services in connection with a new funding.  On October 12, 2012, these shares were redeemed by the Company pursuant to the terms of the funding agreement.

On August 10, 2012, the Company issued 30,000 shares of common stock valued at $75,000 for corporate advisory and investment banking services in connection with an additional funding.

NOTE 9: RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retroactive application of any accounting pronouncements issued subsequent to September 30, 2012 through the date these financial statements were issued.

NOTE 10: SIGNIFICANT ACQUISITIONS

Acquisition of Collectaway LLC (now known as PB Laboratories, LLC).

On February 16, 2012, the Company, through its subsidiary, Medytox Diagnostics Inc., agreed to purchase 50.5% of PB Laboratories, LLC ("PB Labs") from an unrelated party for cash and an installment note in a total amount of $201,000.  The note is being paid in $50,000 quarterly payments over 12 months. The Company made payments of $100,000 during the nine months ended September 30, 2012 and the note has a balance due of $100,000.

PB Labs was organized in October 2005.  The Company was not required to file audited consolidated financial statements for the years ended December 31, 2011 and 2010 on a Form 8-K in connection with the acquisition.

Medytox accounted for the assets, liabilities and ownership interests in accordance with the provisions of the Business Combinations Topic of the FASB Accounting Standards Codification.  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill. The unaudited values as of the date of the acquisition agreement are as follows:

February 16, 2012 (Unaudited)
Fixed assets	$17,000
Intangible assets	184,000

Total assets purchased	$201,000

Cash paid	$1,000
Acquisition note	200,000

Total liabilities assumed and consideration given	$201,000

Pro-forma activity for the Company as though this acquisition had taken place at January 1, 2012 are as follows:

Nine months ended
September 30, 2012
(Unaudited)

Revenues	$11,958,786

Net (loss)	$(58,219)

Earnings per share	$(0.00)

Shares outstanding	27,374,800

Acquisition of Trident Laboratories, Inc.

On August 22, 2011, the Company, through its subsidiary, MILM, agreed to purchase 81% of Trident Laboratories, Inc. ("Trident") from unrelated parties for an installment note in a total amount of $500,000.  The note was to be paid from the revenue generated by MILM business brought to Trident.  As of September 30, 2012, the revenue generated by MILM business in Trident should have paid off the loan.  This pay-off is part of the litigation with Trident.

Acquisition of Medical Billing Choices, Inc.

On August 22, 2011, the Company agreed to purchase 100% of Medical Billing Choices, Inc. ("MBC") from an unrelated party for cash and a note for a total amount of $850,000.  Medytox paid $100,000 down in cash and is paying the $750,000 note in monthly payments from the collections in MBC on Medytox billings.  The $750,000 must be paid off within 24 months or the shareholders of MBC have the right to rescind the agreement. At September 30, 2012, the remaining balance on the acquisition note was $602,304.

Combined results

Pro forma results of operations for the Company for the nine months ended September  30, 2011 as though both acquisitions had taken place at January 1, 2011 are as follows:

Nine Months Ended September 30, 2011

Revenues	$578,588

Net (loss)	$(52,252)

Earnings per share	$(0.00)

Note 11.  $4,000,000 REVOLVING CREDIT FACILITY

On May 14, 2012, Medytox borrowed $550,000 from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of Aril 30, 2012 (the "Credit Agreement"), among Medytox, Medytox Medical Marketing & Sales, Inc. ("Medytox Medical"), Medytox Diagnostics, Inc. ("Diagnostics"), PB Laboratories, LLC ("PB Labs") and the Lender.  The funds are being used for general corporate purposes.  Under the Credit Agreement, Medytox may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially was $550,000.  Medytox may request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $4,000,000.  In each case, whether to agree to any such increase in the revolving loan commitment is in the Lender's sole discretion.

On August 9, 2012, the Company borrowed an additional $525,000 in a second round of funding.  These additional funds may also be used for general corporate purposes.  In this second round of funding, certain changes were made to the terms of the Credit Agreement:

*

the revolving loan commitment was increased from $550,000 to $1,100,000 and is subject to further increase, up to a maximum of $4,000,000, in the Lender's sole discretion;

*

the maturity date of the loan was extended to February 8, 2013 from the original maturity date of November 30, 2012 (subject to the Lender's continuing ability to call the loan upon 60 days written notice); and

*

a prepayment penalty was added of 5% if substantially all of the loan is prepaid between 91 and 180 days prior to February 8, 2013, or 2.50% if substantially all of the loan is prepaid within 90 days of February 8, 2013.

Note 12.  CONTINGENCIES

Legal Matters

During the course of business, litigation commonly occurs.  From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates in a highly regulated industry and employs personnel which may inherently lend itself to legal matters.  Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

Legal Matters – Trident Labs

As described in Note 2, Disputed Subsidiary, one subsidiary, Trident Laboratories, Inc. ("Trident") is currently in a contract dispute with the Company.  MILM filed suit against Trident and its selling shareholders.  The suit is not yet resolved and Medytox may not recover any of its sales proceeds from Trident which will cause a significant reduction in receivables due at a later date. The legal dispute caused a disruption in our operations during 2012.

Trident’s assertions include: (1) failure to pay $500,000 required by the stock purchase agreement.  Legal counsel has offered the court evidence indicating that this amount is payable on August 31, 2012 whereby breach could not occur until maturity date; and (2) practices of MILM are not in compliance with HIPPA.  Legal counsel has addressed these claims to the court.  Management, on consultation with counsel, believes that the Company is in compliance with regulations and will prevail in the action.  On October 5, 2012, Trident and its selling shareholders filed a counter claim and third-party claim against MILM, the Company and some of its officers alleging fraudulent inducement, breach of contract, civil conspiracy, tortious interference and defamation.  The Company believes these claims are devoid of legal and factual merit.  The litigation is ongoing and could have a negative effect on the Company's balance sheet.  The case is expected to go to trial in January 2013.

Legal Matters – Bradley T. Ray

On July 26, 2011, the Company organized Medytox Institute of Laboratory Medicine, Inc. ("MILM"), a Florida corporation, as a wholly-owned subsidiary.  MILM was organized to acquire and manage medical testing laboratories.  MILM operates from the corporate offices in West Palm Beach, Florida.

In February 2012, interference and ownership claims on MILM were filed by Bradley Ray.  Management disputes these claims and legal counsel is currently litigating these claims.  Management and counsel believe these claims are completely without merit and will be dismissed.

Legal Matters – Prior Employees and Consultants

Several claims have been made by prior employees and consultants for unpaid salaries and commissions.  The Company has accrued certain liabilities based on contractual obligations.  The Company acknowledges certain liabilities, however it disputes many of these claims, believing them to be without merit.

Legal Matters – Richard McCullough

The Company filed a two count complaint against Richard McCullough in Broward County, Florida on June 1, 2012, bringing claims against him for defamation and tortious interference with business relationships.  The Company intends to vigorously pursue this action and protect its reputation and business relationships.

Note 13.  SUBSEQUENT EVENTS

On October 22, 2012, Medytox issued all 5,000 of its authorized shares of Series B Non-Convertible Preferred Stock.  The shares were issued in consideration for services rendered by employees and consultants.  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Medytox filed a Certificate of Designation on August 30, 2012 with the Secretary of State of the State of Nevada to authorize the issuance of up to 1,000,000 shares of its Series C Convertible Preferred Stock, par value $.0001 per share (the "Series C Preferred").  The Certificate of Designation sets forth the terms and conditions of the Series C Preferred.  No shares of Series C Preferred have been issued.

On October 31, 2012, Medytox Diagnostics Inc. ("Medytox Diagnostics"), a subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the "Agreement") for the purchase of the remaining 49.5% of the outstanding membership interests in PB Labs from Marylu Villasenor Hall.  PB Labs is now a wholly-owned subsidiary of the Company.

The purchase price for the membership interests was $200,000, consisting of a payment of $50,000 at closing and the delivery of a $150,000 promissory note by Medytox Diagnostics.  The Agreement contained customary representations, warranties and covenants of the parties.  Each party agreed to indemnify the other in the event of any breaches of applicable representations and warranties.  The note is due on July 31, 2013 (the "Maturity Date").  Three principal payments of $50,000 each will be made, every three months, with the final payment being due on the Maturity Date.  The note may be prepaid at any time without premium or penalty.  The note is secured by the membership interests purchased by Medytox Diagnostics.  The note may be accelerated in the event of nonpayment by Medytox Diagnostics after notice or upon certain bankruptcy events relating to Medytox Diagnostics.

On October 12, 2012, the Company redeemed the 40,000 shares of common stock issued to TCA Global Credit Muster Fund, LP (the "Lender") on April 30, 2012 as payment for corporate advisory and investment banking services in connection with the initial funding by the Lender.  The shares were redeemed for $100,000 pursuant to the terms of the funding agreement.

On October 22, 2012, the Board of Directors of the Company amended the Company's Bylaws to opt out of the provisions pertaining to control share acquisitions contained in Sections 78.378 through 78.3793, inclusive, of the Nevada Revised Statutes, and such sections do not apply to the Company or to an acquisition of a controlling interest by any type of existing or future stockholder.

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

Unless stated otherwise, the words “we,” “us,” “our,” the “Company,” or “Medytox Solutions, Inc.” in this section collectively refer to Medytox Solutions, Inc., Medytox Medical Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc., Medytox Diagnostics, Inc., Trident Laboratories, Inc., PB Laboratories, LLC, Medical Billing Choices, Inc. and Casino Rated Players, Inc.

Overview

Medytox Solutions, Inc. (the “Company” or “Medytox”) was organized on July 20, 2005 under the laws of the State of Nevada.  The Company had a wholly-owned subsidiary, Casino Rated Players, Inc. (“CRP”), a Nevada corporation that was a casino representative company offering complementary rooms to rated players.  CRP’s revenues were a percentage of the amount of income the casino earned from the rated players.  The casino tracked the play of the rated player to determine its gross income, and CRP was then paid its contractual percentage based on that income, realized at the time of play.

During 2010 and 2011 the casino representative business was minimal.  As of June 30, 2011, Company management decided to reorganize the operations of the Company as a holding company, under the name “Medytox Solutions, Inc.”, to acquire and manage a number of companies in the medical services sector.

As of September 30, 2012, we operate a medical testing laboratory, a medical billing service, a marketing firm for medical monitoring software and services and corporate offices.  The operations of the casino representative business are immaterial and do not constitute a separate segment.

Our main offices are located at 400 S. Australian Avenue, Suite 800, West Palm Beach, Florida; and our telephone number is (561) 855-1626.  We operate other facilities in Hollywood, Florida; Lake Worth, Florida and Charlotte, North Carolina.

Results of Operations

For the Three Months Ended September 30, 2012 and 2011

Revenues

Revenues for the three months ended September 30, 2012 were $8,278,056 compared to $2,558,578 for the three months ended September 30, 2011.  The increase is due to the fact that our new laboratory and business model were fully operational in the quarter ended September 30, 2012.  Our new laboratory and business model had just started in August of the third quarter of 2011.

Operating expenses

Operating expenses have increased during the three months ended September 30, 2012 to $5,601,704 from $1,273,206 for the same period in 2011. The increase is due to a new business model that increases both revenues and expenses.

Net Income

Net income for the three months ended September 30, 2012 was $834,576 compared to $820,450 for the three months ended September 30, 2011.  The slight increase in income is net of a reversal of $974,656 in prior year income from our Trident subsidiary.  All the net income from this disputed subsidiary has been reserved as deferred revenue due to ongoing litigation.

For the Nine Months Ended September 30, 2012 and 2011

Revenues

Revenues for the nine months ended September 30, 2012 were $11,958,786 compared to $2,563,344 for the nine months ended September 30, 2011.  The increase is due to the fact that our new business model started in August of 2011.  The current nine months contain the activity for nine months while the nine months in 2011 only show two months of the new business model.

Operating expenses

Operating expenses increased during the nine months ended September 30, 2012 to $11,291,756 from $1,328,002 for the same period in 2011. The increase is due to a new business model that increases both revenues and expenses. In addition, the Company incurred legal expenses regarding the Trident litigation and other matters totaling approximately $285,000 and recorded accrued sales commissions totaling $260,290 relating to collections in 2012.

Net Income (Losses)

Net operating loss for the nine months ended September 30, 2012 was $(247,284) compared to an income of $770,420 for the nine months ended September 30, 2011.  The difference in income is due to the reversal of $974,656 in prior year income from our Trident subsidiary.  All the net income from this disputed subsidiary has been reserved as deferred revenue due to ongoing litigation in the current period.

Liquidity and Capital Resources

Going Concern

At September 30, 2012, we had $935,220 in cash on hand and a stockholders' deficit of $(1,257,780).  Our new business model has resulted in income for the three months ended September 30, 2012 and a minor loss for the nine months ended September 30, 2012.  Based on the trends in revenues from the new business model and the resources on hand, the Company believes substantial doubt no longer exists as to its ability to continue as a going concern.

Cash status

The Company’s cash position was $935,220 and $97,103 at September 30, 2012 and December 31, 2011, respectively.  Accounts receivable on September 30, 2012 were $3,039,173 compared to $1,619,727 on December 31, 2011.

Assets

At September 30, 2012, we had total assets of $6,093,012 compared to $3,933,080 on December 31, 2011. The increase in assets is due to an overall accumulation of increases in cash, accounts receivable and property and equipment.

Liabilities

Our total liabilities were $7,350,792 at September 30, 2012 compared to $5,127,701 at December 31, 2011. The increase was primarily due to increases in accounts payable and income tax liabilities.  The income tax liabilities reported are net of approximately $2,000,000 in deferred tax assets.

Total Stockholders’ Deficit

Our stockholders’ deficit was $(1,257,780) at September 30, 2012 compared to $(1,194,621) at December 31, 2011.  The increase is primarily due to the current income offset by the allocation of income to minority interest from the reversal of the prior year income in the Trident subsidiary.

Deferred Compensation

As of September 30, 2012, senior management had deferred compensation of approximately $290,000 from operations prior to June  30, 2011 and $65,609 from operations thereafter.

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

The Company also provides consulting services on billing and collecting processes to medical providers on a fee for services basis.  These services are billed as services are provided according to the contract.

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

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s market segments.  The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance.  A portion of the receivables is with governmental payers and is subject to periodic review and adjustment.

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

Earnings per Share

Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options, were issued during the period.

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

Accounting for Warrants, Options and Freestanding Derivative Financial Instruments

The Company evaluates its warrants, options and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for.  If the warrant or option is determined to be a derivative, the fair value of the warrants and options is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants or options is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Equity instruments that are initially classified as equity and then become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.  In the event that the instruments are determined to be equity, no value is assigned for financial reporting purposes.

Income taxes

The Company accounts for income taxes using the liability method.  This method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  The net tax asset or liability is reported on the balance sheet.  A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4.

Controls and Procedures

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

With respect to the period ended September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Changes in Internal Controls.

With the acquisition of significant subsidiaries, the Company is in the process of aligning the controls in the various companies and formulating the various controls and reporting processes necessary for accurate reporting.  Numerous changes in internal controls are anticipated as the Company grows.  The Company employs competent management in all subsidiaries and is developing a system of strong corporate oversight.  Currently, the Company has hired various internal and outside accounting personnel to oversee the consolidation and reporting of the Company results.  Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this  report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Legal Matters – Trident Labs

Trident Laboratories, Inc. (“Trident”) is currently in a dispute with the Company’s subsidiary Medytox Institute of Laboratory Medicine, Inc. (“MILM”) arising out of a stock purchase agreement granting MILM the right to acquire an additional 32% interest in Trident. Trident sought to rescind the stock purchase agreement, and MILM filed an action in state court against Trident and its selling shareholders seeking, inter alia, specific performance of the agreement and for damages, including revenue generated by MILM.

The suit is not yet resolved and MILM may not recover any of its sales proceeds from Trident which will cause a significant reduction in receivables due at a later date. The legal dispute has caused a disruption in our operations during 2012. Trident’s assertions include: (1) failure to pay $500,000 required by the stock purchase agreement. Legal counsel has offered the court evidence indicating that this amount is payable on August 31, 2012 whereby breach could not occur until maturity date; and (2) practices of MILM are not in compliance with HIPPA. Legal counsel has addressed these claims to the court. Management, on consultation with counsel, believes that the Company is in compliance with regulations and will prevail in the action.

On October 5, 2012, Trident and its selling shareholders filed a counterclaim and third-party claim against MILM, the Company and some of its officers alleging fraudulent inducement, breach of contract, civil conspiracy, tortious interference and defamation.  The Company believes these claims are devoid of legal and factual merit.  The litigation is ongoing and could have a negative effect on the Company's balance sheet.  The case is expected to go to trial in January 2013.

The Company has established a disputed net income reserve of $412,919 as of September 30, 2012, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.  A separate $389,135 in commissions payable on Trident sales are listed as disputed liabilities as of September 30, 2012.

Legal Matters – Bradley T. Ray

In February 2012, ownership claims on the Company's subsidiary MILM were filed by Bradley Ray.  Management and counsel believe this claim is without merit and will be dismissed.

Legal Matters – Prior Employees and Consultants

Several claims have been made by prior employees and consultants for unpaid salaries and commissions. The Company has accrued certain liabilities based on contractual obligations. The Company acknowledges certain liabilities, however it disputes many of these claims believing them to be without merit.

Legal Matters – Richard McCullough

The Company filed a two count complaint against Richard McCullough in Broward County, Florida on June 1, 2012, bringing claims against him for defamation and tortious interference with business relationships. The Company intends to vigorously pursue this action and protect its reputation and business relationships.

Item 1A.

Risk Factors.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On October 22, 2012, Medytox issued all 5,000 of its authorized shares of Series B Non-Convertible Preferred Stock.  The shares were issued in consideration for services rendered by employees and consultants.  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

None.

Item 5.

Other Information.

Medytox filed a Certificate of Designation on August 30, 2012 with the Secretary of State of the State of Nevada to authorize the issuance of up to 1,000,000 shares of its Series C Convertible Preferred Stock, par value $.0001 per share (the "Series C Preferred").  The Certificate of Designation sets forth the terms and conditions of the Series C Preferred.  No shares of Series C Preferred have been issued.

On September 10, 2012, the Company entered into a purchase agreement with Dash Software LLC and Sharon Hollis to acquire any ownership rights that the selling parties may have had to the Medytox Advantage Software that was developed by the Company.  The purchase price was $150,000.

On October 31, 2012, Medytox Diagnostics Inc. ("Medytox Diagnostics"), a subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the "Agreement") for the purchase of the remaining 49.5% of the outstanding membership interests in PB Labs from Marylu Villasenor Hall.  PB Labs is now a wholly-owned subsidiary of the Company.

The purchase price for the membership interests was $200,000, consisting of a payment of $50,000 at closing and the delivery of a $150,000 promissory note by Medytox Diagnostics.  The Agreement contained customary representations, warranties and covenants of the parties.  Each party agreed to indemnify the other in the event of any breaches of applicable representations and warranties.  The note is due on July 31, 2013 (the "Maturity Date").  Three principal payments of $50,000 each will be made, every three months, with the final payment being due on the Maturity Date.  The note may be prepaid at any time without premium or penalty.  The note is secured by the membership interests purchased by Medytox Diagnostics.  The note may be accelerated in the event of nonpayment by Medytox Diagnostics after notice or upon certain bankruptcy events relating to Medytox Diagnostics.

On October 12, 2012, the Company redeemed the 40,000 shares of common stock issued to TCA Global Credit Muster Fund, LP (the "Lender") on April 30, 2012 as payment for corporate advisory and investment banking services in connection with the initial funding by the Lender.  The shares were redeemed for $100,000 pursuant to the terms of the funding agreement.

On October 22, 2012, the Board of Directors of the Company amended the Company's Bylaws to opt out of  the provisions pertaining to control share acquisitions contained in Sections 78.378 through 78.3793, inclusive, of the Nevada Revised Statutes, and such sections do not apply to the Company or to an acquisition of a controlling interest by any type of existing or future stockholder.

Item 6.

Exhibits.

Exhibit

Description

3.7

Certificate of Designation for the Series B Non-Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc.1

3.8

Certificate of Designation for the Series C Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc.

3.9

Amendment to By-laws of Medytox Solutions, Inc.

10.5

Amendment No. 1 to Senior Secured Revolving Credit Facility Agreement, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP.1

10.6

Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP.1

10.7

Amendment to Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC1

10.8

Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC1

10.9

Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC1

10.10

Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall

10.11

Secured Promissory Note , dated October 31, 2012, in the amount of $150,000, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall

31.1

Section 302 CEO Certification

31.2

Section 302 CFO Certification

32.1

Section 906 CEO Certification

32.2

Section 906 CFO Certification

1  Incorporated herein by reference from the Company's Form 8-K filed on August 15, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2012

Medytox Solutions, Inc.

By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)

By:	/s/ Jace Simmons
Jace Simmons, Chief Financial Officer(Principal Financial and Accounting Officer)