Form 10-Q/A
period 2012-09-30
Medytox Solutions, Inc.
filed 2012-11-21
CIK 1374536

UNITED STATES
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

[X] Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes  [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At November 12, 2012, there were 27,374,800 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

This Amendment to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Medytox Solutions, Inc. (the “Company”) for the quarter ended September 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 19, 2012, for the sole purpose of including exhibits that were inadvertently omitted from the Original Filing.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

Medytox Solutions, Inc.

Date: November 21, 2012	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)

	By:	/s/ Jace Simmons
Jace Simmons, Chief Financial Officer (Principal Financial and Accounting Officer)

3