Form 10-K
period 2012-12-31
Medytox Solutions, Inc.
filed 2013-04-16
CIK 1374536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2012

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

Commission File Number 333-138251
Medytox Solutions, Inc.
(Exact name of registrant as specified in its charter)

Nevada	54-2156042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
400 S. Australian Avenue Suite 800 West Palm Beach, Florida 33401
(Address of principal executive offices)	(Former name, former address and former fiscal year, if changed since last report)

(561) 855-1626
(Registrant's telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

 Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ] No [X]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 31, 2013, there were 29,567,153 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

TABLE OF CONTENTS

Page

PART I

4

Item 1. Business

4

Item 1A. Risk Factors

14

Item 1B.  Unresolved Staff Comments

27

Item 2.  Properties.

27

Item 3.  Legal Proceedings.

27

Item 4.  Mine Safety Disclosures.

28

PART II

28

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

28

Item 6.  Selected Financial Data

33

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

33

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

37

Item 8. Financial Statements and Supplementary Data.

38

Item 9: Changes in Registrant's Certifying Accountant.

75

Item 9A.  Controls and Procedures

75

Item 9B.  Other Information

76

PART III

76

Item 10.  Directors, Executive Officers and Corporate Governance.

76

Item 11.  Executive Compensation.

78

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

80

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

82

Item 14.  Principal Accounting Fees and Services

83

PART IV

84

Item 15.  Exhibits and Financial Statement Schedules

84

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

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology.  All forward-looking statements included in this Form 10-K are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.  Important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, "Risk Factors."

Item 1. Business

Our Services

Medytox Solutions, Inc. ("Medytox" or the "Company") is a holding company that owns and operates businesses in the medical services sector.  Its principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States.  In 2012, testing services to rehabilitation facilities represented over 70% of our revenues.

Medytox offers a complete, turn-key urine drug testing (UDT) program allowing physicians to proactively monitor and treat patients. The Medytox UDT program is utilized by physicians to identify and evaluate prescribed and/or non-prescribed drugs that when combined may cause adverse drug interactions dangerous to a patient's health.  With our UDT program, physicians can be more assured their patients are adhering to their therapeutic drug regimens and are in compliance with their prescribed guidelines. Our UDT program helps the health care provider achieve better outcomes for patients and in evaluating to what extent the prescribed medications and their dosages are working for the patient to achieve a better outcome towards recovery.

In addition to our clinical testing operations, we provide a web-based portal to provide laboratory ordering and results to our physician customers.

As a provider of clinical laboratory services, we continue to pursue our strategy of acquiring or entering into binding relationships with high-complexity laboratories that can facilitate our customers' needs. We have successfully completed several such acquisitions or strategic partnerships with laboratories located in different regions of the United States, allowing us to correspondingly increase our client base. These laboratories, and those we shall continue to seek out, offer or can be developed to offer the most advanced analytical technology for the processing of urine specimens including Immunoassay Analyzers (IA) for screens and GCMS/LCMS for confirmations.  We currently anticipate that the laboratories will be fully-staffed professional COLA-accredited high-complexity laboratories with additional certifications such as the COLA Laboratory of Excellence Award (COLA's Highest Commendation), CLIA (Clinical Laboratory Improvement Amendments) and the State of Florida's AHCA Clinical Laboratory License for Non-Waived High Complexity testing .  Our in-house billing company services all of our acquired or allied facilities, utilizing electronic processing of claims to the major insurance payers and eliminating the need to rely on and pay for the services of clearing houses allowing us to maximize profit retention.

History

Medytox, originally known as Casino Players, Inc., was organized July 20, 2005 under the laws of the State of Nevada.  The original business was conducted by a wholly-owned subsidiary, Casino Rated Players, Inc. ("CRP"), a Nevada corporation that operated as a casino representative company offering complementary rooms to rated players.

During 2010 and 2011, the casino representative business was minimal.  In the first half of 2011, Company management decided to reorganize as a holding company to acquire and manage a number of companies in the medical services sector.

On June 22, 2011, the Company organized Medytox Medical Management Solutions Corp. (MMMS), a Florida corporation, as a wholly-owned subsidiary.  MMMS is a marketing company selling laboratory testing services to medical clinics, hospitals and physicians' offices. MMMS operates from the corporate offices in West Palm Beach, Florida.

On July 26, 2011, the Company organized Medytox Institute of Laboratory Medicine, Inc. (MILM), a Florida corporation, as a wholly-owned subsidiary.  MILM was organized to acquire and manage medical testing laboratories. MILM operates from the corporate offices in West Palm Beach, Florida.

On August 22, 2011, MILM entered into a purchase agreement to acquire 81% of Trident Laboratories, Inc. (Trident), a privately-owned Florida corporation.  Trident operates a medical testing laboratory specializing in urine testing from a facility in Hollywood, Florida.  MILM acquired 49% ownership in Trident at closing and had the right to acquire an additional 32% for $500,000 to be paid in full by August 22, 2012.  The sellers had an option to sell the remaining 19% ownership in Trident for a certain period.  The sellers requested the purchase agreement be rescinded on January 16, 2012. MILM filed an action seeking to enforce the purchase agreement against Trident and its shareholders, Michelle Steegstra, Christopher Hawley, Donnette Hawley, Michael Falestra and Skyler Lukas (collectively, the "Trident Defendants") for (i) civil conspiracy, (ii) specific performance, (iii) anticipatory breach of contract, (iv) constructive trust, (v) accounting, and (vi) interpleader.  In addition, the Trident Defendants filed a counterclaim and third-party complaint stating causes of action for (i) fraudulent inducement, (ii) civil conspiracy, (iii) tortious interference with business relationships, and (iv) defamation.  The claims and counterclaims of MILM and the Trident Defendants are set for trial beginning in June 2013.   Management believes that it will prevail in this action; however, the results of the litigation are unknown at this time and cannot be predicted with any certainty.

On August 22, 2011, the Company acquired 100% of Medical Billing Choices, Inc., a privately-held North Carolina corporation, for $100,000 cash and a $750,000 installment note.  Now known as ARC Medical Billing, the company operates a medical billing service for a variety of medical providers throughout the southeastern United States from offices in Charlotte, North Carolina.  ARC is the main billing company for the Medytox-owned laboratories and allows Medytox to offer medical billing services to its customers.

On September 16, 2011, the board of directors agreed to change the name of the Company to Medytox Solutions Inc. and to file for a new trading symbol.  On October 27, 2011, FINRA approved the name change and the new symbol, "MMMS".

On February 16, 2012,  Medytox Diagnostics, Inc., a recently formed wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement for the purchase of 50.5% of the outstanding membership interest in

Collectaway, LLC ("Collectaway"), a clinical laboratory located in Palm Beach County, Florida.  The name of Collectaway, LLC was changed to PB Laboratories, LLC.

On March 9, 2012, the Company formed Medytox Medical Marketing & Sales, Inc., a Florida corporation, as a wholly-owned subsidiary that provides marketing for clinical laboratories that are owned by the Company.

On May 14, 2012, Medytox entered into a Revolving Credit Facility with TCA Global Credit Master Fund, LP, a Florida and London-based lender, in an amount of up to $4,000,000, subject to Medytox meeting certain qualifying criteria.  Medytox thereupon borrowed an initial $550,000 under this credit facility.

On June 28, 2012, PB Laboratories, LLC passed its first COLA inspection since coming under Medytox ownership and benefitting from Medytox's substantial investment in new laboratory equipment.

On August 8, 2012, Medytox borrowed an additional $525,000 under the Revolving Credit Facility with TCA Global Credit Master Fund, LP.

On September 10, 2012, the Company entered into an agreement to purchase all of the assets and intellectual property rights to the software known as "Medytox Advantage" that it did not already own from Dash Software, LLC for $150,000.

On October 12, 2012, the Company, through its wholly-owned subsidiary Medytox Diagnostics, Inc., completed an agreement to acquire the remaining 49.5% ownership in PB Laboratories, LLC that it did not already own. MILM now owns 100% of this laboratory.

On December 4, 2012, Medytox borrowed an additional $650,000 under the Revolving Credit Facility with TCA Global Credit Master Fund, LP, for a total of $1,725,000 of borrowings thereunder through December 31, 2012 under the facility.

On December 7, 2012, the Company, through its wholly-owned subsidiary Medytox Diagnostics, Inc., entered into an agreement to acquire 50.5% ownership in Biohealth Medical Laboratory, Inc., a Miami-based clinical laboratory. The Company immediately initiated an investment program to increase the clinical lab testing capacity of blood and urine specimens at Biohealth Medical Laboratory, Inc.

Recent Acquisitions

On January 1, 2013, the Company's wholly-owned subsidiary, Medytox Diagnostics, Inc., purchased 100% of the stock of Alethea Laboratories, Inc. ("Alethea") from unrelated parties.  Althea operates a licensed clinical lab in Las Cruces, New Mexico and is an enrolled Medicare provider.  The purchase price was $675,000.  Medytox Diagnostics, Inc. paid $100,000 in cash at closing and issued two secured promissory notes totaling $575,000.  Under each note, the Company makes principal payments of $50,000 on each of April 1, 2013, October 1, 2013, January 1, 2014, April 1, 2014 and July 1, 2014 and of $37,500 on July 1, 2013.  The notes mature on July 1, 2014 and are secured by the common stock purchased from the sellers.  The notes may be prepaid at any time without premium or penalty.  The notes may be accelerated in the event of nonpayment after notice or upon certain bankruptcy events relating to Medytox Diagnostics, Inc.

Alethea had an outstanding obligation of $344,649.94, which was amended in connection with the acquisition.  Alethea issued a promissory note bearing interest of 4% per annum.  The principal amount is payable in 14 installments, of approximately $24,618 each, commencing on March 15, 2013 and continuing on the first day of each of the next 13 months until April 1, 2014, the maturity date.  The note may be prepaid at any time without premium or penalty.  The note may be accelerated in the event of nonpayment after notice or upon certain bankruptcy events relating to Alethea.  Both Medytox Diagnostics, Inc. and the Company guaranteed Alethea's obligations under the note, as well as its obligations under its existing equipment lease.

On April 4, 2013, Medytox Diagnostics, Inc. also purchased 100% of the membership interests of International Technologies, LLC ("International") from unrelated parties.  International operates a licensed clinical laboratory in Waldwick, New Jersey and is a licensed Medicare provider.  The purchase price was $627,000.  Medytox Diagnostics, Inc.

paid $127,000 in cash upon the signing of the purchase agreement and the Company issued two convertible debentures totaling $500,000.  The debentures may not be converted for 90 days after closing and thereafter are convertible into Common Stock at a 10% discount to the average share price for 30 days prior to the date of conversion.  The debentures will convert automatically on January 17, 2014.  The debentures bear interest of 5% per annum and may be prepaid at any time without premium or penalty.  The debentures may be accelerated in the event of nonpayment or upon certain bankruptcy events relating to the Company.

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

Regulation of Clinical Laboratories

The Clinical Laboratory Improvement Amendments ("CLIA") extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA requires that all clinical laboratories meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

There are many regulatory and legislative proposals that would increase general Federal Food and Drug Administration oversight of clinical laboratories and laboratory-developed tests. The outcome and ultimate impact of such proposals on the Company's business are difficult to predict at this time and could adversely affect the business model that the Company has adopted.

The Company is also subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from or more stringent than those under federal law, and a number of states have implemented their own laboratory regulatory schemes. State laws may require that laboratory personnel meet certain qualifications, may specify certain quality controls, or may require maintenance of certain records.

The Company believes that it is in compliance with all applicable laboratory requirements. The Company's laboratories have continuing programs to ensure that their operations meet all such regulatory requirements, but no assurances can be given that the Company's laboratories will pass all future licensure or certification inspections.

Payment for Clinical Laboratory Services

In 2012, the Company derived approximately 0.5% of its net sales directly from the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs and in other government healthcare programs, in part because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

Reimbursement under the Medicare program for clinical diagnostic laboratory services is subject to a clinical laboratory fee schedule that sets the maximum amount payable in each Medicare carrier's jurisdiction. This clinical laboratory fee schedule is updated annually. Laboratories bill the program directly for covered tests performed on behalf of Medicare beneficiaries. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. Approximately 0.5% of the Company's revenue is reimbursed under the Medicare clinical laboratory fee schedule.

Payment under the Medicare fee schedule has been limited from year to year by Congressional action, including imposition of national limitation amounts and freezes on the otherwise applicable annual Consumer Price Index ("CPI") updates. For most diagnostic lab tests, the national limitation is now 74.0% of the national median of all local fee schedules established for each test. Under a provision of the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"), the cap is set at 100.0% of the median for tests performed after January 1, 2001 that the Secretary of Health and Human Services determines are new tests for which no limitation amount has previously been established.

Medicare, Medicaid and other government program payment reductions will not have a direct adverse effect on the Company's net earnings and cash flows, due to insignificant revenue earned.

Congressional action in 1997 required the Department of Health and Human Services ("HHS") to adopt uniform coverage, administration and payment policies for many of the most commonly performed lab tests using a negotiated rulemaking process. Consensus was reached by the negotiated rulemaking committee which, among other things, established uniform policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses, and replacing local Medicare coverage policies which varied around the country.  The final rules generally became effective in 2002, and the use of uniform policies improves the Company's ability to obtain necessary billing information in some cases, but Medicare, Medicaid and private payer diagnosis code requirements continue to negatively impact the Company's ability to be paid for some of the tests it performs. Due to the range of payers and policies, the extent of this impact continues to be difficult to quantify.

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

Standard Electronic Transactions, Security and Confidentiality of Health Information

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was designed to address issues related to the security and confidentiality of health insurance information. In an effort to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, new regulations were promulgated to protect the privacy and security of certain information. These regulations apply to health plans, health care providers that conduct standard transactions electronically and health care clearinghouses ("covered entities"). Five such regulations have been finalized: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; and (v) the National Provider Identifier Rule, which requires the use of a unique health care provider identifier in connection with certain electronic transactions.

The Company's HIPAA project plan has three phases: (i) assessment of current systems, applications, processes and procedure testing and validation for HIPAA compliance; (ii) remediation of affected systems, applications, processes and procedure testing and validation for HIPAA compliance; and (iii) testing and validation.

The Privacy Rule regulates the use and disclosure of protected health information ("PHI") by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The Privacy Rule requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves access to PHI. The Security Rule establishes requirements for safeguarding patient information that is electronically transmitted or electronically stored. The Company believes that it is in compliance with all HIPAA requirements of the Privacy and Security Rules.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company is within the testing and validation phase of Version 5010 Transactions and is moving to adopt the ICD-10-CM Code Set issued by HHS on January 16, 2009. The compliance date for Version 5010 is January 1, 2013 but the Center for Medicare and Medicaid Services ("CMS") has delayed enforcement until March 31, 2013. The compliance date for ICD-10-CM is October 1, 2013, but on February 16, 2012, HHS announced that it will postpone compliance until October 1, 2014. The Company will continue its assessment of computer systems, applications and processes for compliance with these requirements.

The Federal Health Information Technology for Economic and Clinical Health Act ("HITECH"), which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and its restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration, restrictions on marketing to individuals and obligations to agree to provide individuals an accounting of virtually all disclosures of their health information. HITECH also fundamentally changes a business associate's obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured protected health information is breached, as that term is defined by HITECH.  Business associates are similarly required to notify covered entities of a breach.  Most of the HITECH provisions were effective February 17, 2010.  HHS issued regulations governing breach notification effective in September 2009. However, it was not until January 2013 that HHS issued final regulations to clarify many of the new provisions.   The final regulations will take effect on September 23, 2013.

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

The administrative simplification provisions of HIPAA mandate the adoption of standard unique identifiers for health care providers. The intent of these provisions is to improve the efficiency and effectiveness of the electronic transmission of health information. The National Provider Identification rule requires that all HIPAA-covered health care providers, whether they are individuals or organizations, must obtain a National Provider Identifier ("NPI") for use to identify themselves in standard HIPAA transactions. NPI replaces the unique provider identification number - as well as other provider numbers previously assigned by payers and other entities - for the purpose of identifying providers in standard electronic transactions. The Company believes that it is in compliance with the HIPAA National Provider Identification Rule in all material respects.

The total cost associated with the requirements of HIPAA is not expected to be material to the Company's operations or cash flows. There are, however, many unresolved issues in these areas and future regulations and interpretations of HIPAA and HITECH could impose significant costs on the Company.

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

Fraud and Abuse Laws and Regulations

Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on health care providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS' Office of Inspector General ("OIG"), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government's enforcement efforts have been increasing over the past decade, in part as a result of the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund federal, state and local law enforcement efforts. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the federal False Claims Act. Recent amendments to the False Claims Act, as well as other enhancements to the federal fraud and abuse laws enacted as part of the Accountable Care Act ("ACA"), are widely expected to further increase fraud and abuse enforcement efforts.

The federal health care program's anti-kickback law (the "Anti-Kickback Law") prohibits knowingly providing anything of value in return for, or to induce, the referral of Medicare, Medicaid or other federal health care program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in federal health care programs. The OIG has published "safe harbor" regulations which specify certain arrangements that are protected from prosecution under the Anti-Kickback Law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Law; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case by case basis. Many states have their own Medicaid anti-kickback laws and several states also have anti-kickback laws that apply to all payers (i.e., not just government health care programs).

From time to time, the OIG issues alerts and other guidance on certain practices in the health care industry that implicate the Anti-Kickback Law or other federal fraud and abuse laws. Examples of such guidance documents particularly relevant to the Company and its operations follow.

In October 1994, the OIG issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the federal fraud and abuse laws, including the Anti-Kickback Law. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians' staff; (ii) offering certain laboratory services at prices below fair market value in return for referrals of other tests which are billed to Medicare at higher rates; (iii) providing free testing to physicians' managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory's testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; and (vi) providing free testing for health care providers, their families and their employees (i.e., so-called "professional courtesy" testing). The OIG emphasized in the Special Fraud Alert that when one purpose of such arrangements is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the Anti-Kickback Law, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

Another issue the OIG has expressed concern about involves the provision of discounts on laboratory services billed to customers in return for the referral of federal health care program business. In a 1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physicians significant discounts on non-federal health care program laboratory tests might violate the Anti-Kickback Law. The OIG reasoned that the laboratory could be viewed as providing such discounts to the physician in exchange for referrals by the physician of business to be billed by the laboratory to Medicare at non-discounted rates. The OIG indicated that the arrangement would not qualify for protection under the discount safe harbor to the Anti-Kickback Law because Medicare and Medicaid would not get the benefit of the discount. Similarly, in a 1999 correspondence, the OIG stated that if any direct or indirect link exists between a discount that a laboratory offers to a skilled nursing facility ("SNF") for tests covered under Medicare's payments to the SNF and the referral of tests billable by the laboratory under Medicare Part B, then the Anti-Kickback Law would be implicated.

The OIG also has issued guidance regarding joint venture arrangements that may be viewed as suspect under the Anti-Kickback Law. These documents have relevance to clinical laboratories that are part of (or are considering establishing) joint ventures with potential sources of federal health care program business. The first guidance document, which focused on investor referrals to such ventures, was issued in 1989 and another concerning contractual joint ventures was issued in April 2003. Some of the elements of joint ventures that the OIG identified as "suspect" include: arrangements in which the capital invested by the physicians is disproportionately small and the return on investment is disproportionately large when compared to a typical investment; specific selection of investors who are in a position to make referrals to the venture; and arrangements in which one of the parties to the joint venture expands into a line of business that is dependent on referrals from the other party (sometimes called "shell" joint ventures). In a 2004 advisory opinion, the OIG expressed concern about a proposed joint venture in which a laboratory company would assist physician groups in establishing off-site pathology laboratories. The OIG indicated that the physicians' financial and business risk in the venture was minimal and that the physicians would contract out substantially all laboratory operations, committing very little in the way of financial, capital, or human resources. The OIG was unable to exclude the possibility that the arrangement was designed to permit the laboratory to pay the physician groups for their referrals, and therefore was unwilling to find that the arrangement fell within a safe harbor or had sufficient safeguards to protect against fraud or abuse.

Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual's or entity's submission of claims to Medicare or Medicaid that are substantially in excess of that individual's or entity's usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms "usual charges" and "substantially in excess" in ways that might have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payers to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it "remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payers," that it continues to believe its exclusion authority for excess charges "provides useful backstop protection for the public," and that it will continue to use "all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payers." The enforcement by Medicaid officials of similar state law restrictions also could have a material adverse effect on the Company.

Under another federal statute, known as the "Stark Law" or "self-referral" prohibition, physicians who have an investment or compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or any other party for services furnished pursuant to a prohibited self-referral. There are several Stark law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician's own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75.0 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. All of the requirements of a Stark Law exception must be met to take advantage of the exception. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just Medicare.

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

Environmental, Health and Safety

The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety and laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. All Company laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and the Company generally utilizes outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

On November 6, 2000, Congress passed the Needle Stick Safety and Prevention Act, which required, among other things, that companies include in their safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needle stick injuries in the workplace. The Company has implemented the use of safety needles at all of its service locations, where applicable.

Although the Company is not aware of any current material non-compliance with such federal, state and local laws and regulations, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

Drug Testing

Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration ("SAMHSA") (formerly the National Institute on Drug Abuse), which has established detailed performance and quality standards that laboratories must meet to be approved to perform drug testing on employees of federal government contractors and certain other entities. To the extent that the Company's laboratories perform such testing, each must be certified as meeting SAMHSA standards.

Controlled Substances

The use of controlled substances in testing for drugs of abuse is regulated by the Federal Drug Enforcement Administration.

Compliance Program

The Company continuously evaluates and monitors its compliance with all Medicare, Medicaid and other rules and regulations. The objective of the Company's compliance program is to develop, implement, and update compliance safeguards as necessary. Emphasis is placed on developing compliance policies and guidelines, personnel training programs and various monitoring and audit procedures to attempt to achieve implementation of all applicable rules and regulations.

The Company seeks to conduct its business in compliance with all statutes, regulations, and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates, and authorizations, which could have a material adverse effect on the Company's business.

Business Strategy

The Company seeks to become a leading provider of laboratory services specializing in providing urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States. The Company has several subsidiaries poised to execute our business plan.

A.

Medical Billing Choices:  Our in-house billing company compiles and sends invoices to the appropriate insurance companies (Medicaid, Medicare, PPO) for reimbursement.

B.

Medytox Medical Marketing & Sales, Inc.: Our marketing and sales subsidiary, currently employing  10 commissioned salespeople to sell our toxicology program and related products and services to providers.

C.

Medytox Diagnostics, Inc.: This subsidiary is our laboratory acquisition subsidiary and functions also as our in-house research and development subsidiary that seeks out new methodologies, modalities and processes for the better utilization of results. This subsidiary provides clinical support and client service to providers.

D.

PB Laboratories, LLC:  This is a clinical laboratory in which Medytox Diagnostics, Inc. acquired 100% interest on October 12, 2012 and which is utilized as our main laboratory. The Company is currently investing in new equipment that will enable PB Laboratories to facilitate the testing of approximately 4,000 samples per month. The lab is fully-accredited and licensed.

E.

Biohealth Medical Laboratory, Inc.:  Medytox Diagnostic Inc. acquired 50.5% ownership of this clinical laboratory specializing in testing blood specimens for alcohol and drugs on December 7, 2012.  The Company will acquire and provide additional equipment in order to allow Biohealth to test urine for drugs and medication monitoring.

F.

Alethea Laboratories, Inc. and International Technologies, LLC:  These are the most-recently acquired subsidiaries of the Company.

In addition, Trident Laboratories, Inc. is 49% owned by our wholly-owned subsidiary, Medytox Institute of Laboratory Medicine Inc. (MILM) (with the right to acquire an additional 32% ownership).  MILM was formed to acquire laboratories in targeted marketplaces.  Trident was our main testing facility during 2011.  Trident requested to rescind the purchase agreement on January 16, 2012.  MILM filed an action seeking to enforce the purchase agreement against Trident and its shareholders, Michelle Steegstra, Christopher Hawley, Donnette Hawley, Michael Falestra and Skyler Lukas (collectively, the "Trident Defendants") for (i) civil conspiracy, (ii) specific performance, (iii) anticipatory breach of contract, (iv) constructive trust, (v) accounting, and (vi) interpleader.  In addition, the Trident Defendants filed a counterclaim and third-party complaint stating causes of action for (i) fraudulent inducement, (ii) civil conspiracy, (iii) tortious interference with business relationships, and (iv) defamation.  The claims and counterclaims of MILM and the Trident Defendants are set for trial beginning in June 2013.

Marketing Strategy

Medytox is a holding company that owns and operates businesses in the medical services sector. Medytox has invested in a strong sales team, a client services team and in proprietary technologies to better serve the needs of a modern-day medical provider.

The Company intends to grow from the acquisition and formation of businesses into the expansion of these businesses to provide an extensive range of services to medical providers for improved patient care.

We intend to acquire or enter into agreements with laboratories that offer or can be developed to offer the most advanced analytical technology for the processing of urine specimens including Immunoassay Analyzers (IA) for screens and GCMS/LCMS for confirmations.  We currently anticipate that the laboratories will be fully-staffed professional COLA-accredited high-complexity laboratories with additional certifications such as the COLA Laboratory of Excellence Award (COLA's Highest Commendation), CLIA (Clinical Laboratory Improvement Amendment) and the State of Florida High-Complexity ACHA License.

Competition

The Company competes in an industry that is fragmented between independently-owned and physician-owned laboratories. There are approximately 15,000 treatment facilities in the United States according to the National Survey of Substance Abuse Treatment Services. There are several larger players in the industry that operate as full-service clinical laboratories (processing blood, urine and other tissue).  The competition ranges from smaller privately-owned laboratories (3-6 employees) to publicly-traded laboratories with a $9 billion market capitalization, such as Quest Diagnostics, Inc. traded on the New York Stock Exchange (DGX).

Employees

We currently employ 68 full-time employees, including 10 salespeople, 6 customer service representatives, 3 accounting staff, 43 laboratory staff and 6 members of senior management.

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

The Company, under its current business model, commenced operations in July 2011 and has changed significantly in the past year which may make it difficult to evaluate our business and prospects based on prior performance. We have increased revenues, and our business model requires us to secure working capital for marketing expenses. If our model fails, then we will fail as a company.  Unless we raise sufficient funds, we will not be able to succeed in our business model.

The voting control by our director and executive officers will make it unlikely for other stockholders to effect change even if they are dissatisfied with management's performance.

The officers and directors of the Company, comprising a total of six people, own approximately 70.0% of the Company's currently issued and outstanding shares of common stock and 26.1% of the currently issued and outstanding Class C Convertible Preferred Stock.  Such persons, as a practical matter, would be able to prevent other stockholders from participating in decisions, such as the election of directors, which affect our management and business direction.

Our corporate structure has certain anti-takeover aspects.

Under our Certificate of Incorporation, our Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the rights and preferences of the shares of any such series without stockholder approval. Any series of preferred stock is likely to be senior to the Common Stock with respect to dividends, liquidation rights and, possibly, voting rights. In addition, since effective control of the Company is held by senior management voting together, they can limit or prohibit others from attempting to take over control of the Company and could have the effect of discouraging unsolicited acquisition proposals and other attempts to buy our Company. Further, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficial to our shareholders.

There is currently no market for our stock, one may never develop and be maintained, and there may only be limited ways to transfer your shares.

There is no established public trading market for our Common Stock.  An active trading market may never develop or, if developed, be sustained.  In the absence of an active trading market for our Common Stock investors may not be able to sell their shares when they would like to sell and may need to bear the economic risk of the investment for an indefinite period of time.

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

Regulation by the Food and Drug Administration ("FDA") of Laboratory Developed Tests ("LDTs") and clinical laboratories may result in significant change, and our business could be adversely impacted if we fail to adapt.

High complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures to provide diagnostic results to customers.  These tests have been traditionally offered by nearly all complex laboratories for the last few decades and LDTs are subject to CMS oversight through its enforcement of CLIA.  The FDA, which regulates the development and use of medical devices, has claimed that it has regulatory authority over LDTs, but has not exercised enforcement with respect to most LDTs offered by high complexity laboratories, and not sought to require these laboratories to comply with FDA regulations regarding medical devices.  During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over these LDTs, and that it plans to issue guidance to the industry regarding its regulatory approach. At that time, the FDA indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. To date, the FDA has not announced a framework or timetable for implementing a new regulatory approach, and in its 2013 Work Plan, the U.S. Department of Health & Human Services Office of Inspector General ("OIG") announced that it would examine the oversight of the clinical effectiveness of LDTs given the current approaches by CMS and FDA with respect to LDTs. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA's approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

Some of our activities may subject us to risks under federal and state laws prohibiting "kickbacks" and other laws designed to prohibit payments for referrals.

Federal and state anti-kickback and similar laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs.  Some state laws contain similar prohibitions that apply without regard to the payor of reimbursement for the services. Under a federal statute, known as the "Stark Law" or "self-referral" prohibition, physicians, subject to certain exceptions, are prohibited from referring their Medicare or Medicaid program patients to clinical laboratories with which the physicians or their immediate family members have a financial relationship, and the laboratories are prohibited from billing for services rendered in violation of Stark Law referral prohibitions.  Violations of the federal Anti-Kickback Law and Stark Law may be punished by civil and criminal penalties, and/or exclusion from participation in federal health care programs, including Medicare and Medicaid.  States may impose similar penalties.  The Health Care Reform Law significantly strengthened provisions of the Federal False Claims Act and Anti-Kickback Law provisions, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by relators for perceived violations of these laws.  There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen "relators" under federal or state false claims laws.

Federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud, and through a number of legislative measures, including the recent Health Care Reform Law, federal funding available for combating health care fraud and abuse has increased. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, payors and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we would be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the OIG, have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program targeted to the clinical laboratory industry.  In addition, certain states require that health care providers, such as clinical laboratories, that engage in substantial business under the state Medicaid program have a compliance program that general adheres to the standards set forth in the Model Compliance Program.  Also, under the Health Care Reform Law, the U.S. Department of Health and Human Services, or HHS, will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements.  This mandate has not yet been implemented with respect to clinical laboratories, and HHS has not yet provided a time frame for implementation. While we have adopted or are in the process of adopting. healthcare compliance and ethics programs that generally incorporate the OIG's recommendations, and train our applicable employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.

We conduct our clinical laboratory testing business in a heavily regulated industry and changes in regulations or violations of regulations could, directly or indirectly, harm our operating results and financial condition.

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

federal and state laws applicable to billing and claims payment;

federal and state laboratory anti-mark-up laws;

federal and state anti-kickback laws;

federal and state false claims laws;

federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

coverage and reimbursement levels by Medicare and other governmental payors and private insurers;

federal and state laws governing laboratory licensing and testing, including CLIA;

federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests or "LDTs";

HIPAA, along with the revisions to HIPAA as a result of the HITECH Act, and analogous state laws;

federal, state and foreign regulation of privacy, security, electronic transactions and identity theft;

federal, state and local laws governing the handling, transportation and disposal of medical and hazardous waste;

Occupational Safety and Health Administration rules and regulations;

changes to laws, regulations and rules as a result of the Health Care Reform Law; and

changes to other federal, state and local laws, regulations and rules, including tax laws.

These laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Any determination that we have violated these laws or regulations, or the public announcement that we are being investigated for possible violations of these laws or regulations, could harm our operating results and financial condition. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could harm our operating results and financial condition.

Failure to comply with complex federal and state laws and regulations related to submission of claims for clinical laboratory services can result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid Programs.

We are subject to extensive federal and state laws and regulations relating to the submission of claims for payment for clinical laboratory services, including those that relate to coverage of our services under Medicare, Medicaid and other governmental health care programs, the amounts that may be billed for our services and to whom claims for services may be submitted.   Submission of our claims is particularly complex because we provide both anatomic pathology services and clinical laboratory tests, which generally are paid using different reimbursement principles. The clinical laboratory tests are often paid under a clinical laboratory fee schedule, and the anatomic pathology services are often paid under a physician fee schedule.

Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payors, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission or causing the submission of claims violate the federal False Claims Act ("FCA") or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. Violations of the FCA could result in enormous economic liability. The FCA provides that all damages are trebled, and each false claim submitted is subject to a penalty of up to $11,000. For example, we could be subject to FCA liability if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician's referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.

Changes in regulation and policies, including increasing downward pressure on health care reimbursement, may adversely affect reimbursement for diagnostic services and could have a material adverse impact on our business.

Reimbursement levels for health care services are subject to continuous and often unexpected changes in policies, and we face a variety of efforts by government payors to reduce utilization and reimbursement for diagnostic testing services. Changes in governmental reimbursement may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings, competitive bidding initiatives, and other policy changes.

The Health Care Reform Law includes two separate reductions in the reimbursement rates for our clinical laboratory services under the clinical laboratory fee schedule.  First, it includes a "productivity adjustment" (which was 1.2 percent for 2012).  Second, it includes an additional 1.75 percent reduction, the first of a series of such annual reductions effective from 2011 to 2015, which would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services.  These reimbursement cuts could adversely affect our business.

The U.S. Congress has considered, at least yearly in conjunction with budgetary legislation, changes to one or both of the Medicare fee schedules under which we receive reimbursement, which include the physician fee schedule for anatomical pathology services, and the clinical laboratory fee schedule for our clinical laboratory services. For example, currently there is no copayment or coinsurance required for clinical laboratory services, although there is for our physician services. However, Congress has periodically considered imposing a 20 percent coinsurance on laboratory services. If enacted, this would require us to attempt to collect this amount from patients, although in many cases the costs of collection would exceed the amount actually received.

Center for Medicare and Medicaid Services pays laboratories on the basis of a fee schedule that is reviewed and re-calculated on an annual basis.  Center for Medicare and Medicaid Services may change the fee schedule upward or downward on billing codes that we submit for reimbursement on a regular basis; our revenue and business may be adversely affected if the reimbursement rates associated with such codes are reduced. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. Recently, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.

Other legislative changes have been proposed since the passage of the Health Care Reform Law that could also affect reimbursement for our services. For example, the Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Since that Joint Committee was unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, absent further Congressional action, an automatic reduction in federal spending, or "sequestration" would be triggered, which, combined with the expiration of certain tax cuts on December 31, 2012, has typically been known as the Fiscal Cliff.  While Congress did agree to a package of tax and federal spending proposals on January 1, 2013, these did not eliminate "sequestration" threat, but moved it back to March 1, 2013.  These automatic cuts include Medicare, and, unless legislative action is taken, it will result in approximately 2% aggregate reductions to Medicare payments to providers starting on March 1, 2013.  To date, no Congressional action has been taken and the sequestration has gone into effect.

Healthcare plans have taken steps to control the utilization and reimbursement of healthcare services, including clinical test services.

We also face efforts by non-governmental third-party payors, including healthcare plans, to reduce utilization and reimbursement for clinical testing services.

The healthcare industry has experienced a trend of consolidation among healthcare insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These healthcare plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capped payment arrangements. In addition, some healthcare plans have been willing to limit the PPO or POS laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

The increased consolidation among healthcare plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer. The Health Care Reform Law includes provisions, including ones regarding the creation of healthcare exchanges, which may encourage healthcare insurance plans to increase exclusive contracting.

We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including future changes in third-party payor rules, practices and policies, or ceasing to be a contracted provider to a healthcare plan, may have a material adverse effect on our business.

Failure to timely or accurately bill for our services could have a material adverse effect on our business.

Billing for clinical testing services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payors, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems.

Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing government healthcare programs could lead to various penalties, including: (1) exclusion from participation in CMS and other government programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.

There have been times when our accounts receivable have increased at a greater rate than revenue growth and, therefore, have adversely affected our cash flows from operations. We have taken steps to implement systems and processing changes intended to improve billing procedures and related collection results. We believe that we have made progress by reorganizing our accounts receivable and billing functions and that our allowance for doubtful accounts is adequate. However, we cannot assure that our ongoing assessment of accounts receivable will not result in the need for additional provisions. Such additional provisions, if implemented, could have a material adverse effect on our operating results.

Our operations may be adversely impacted by the effects of extreme weather conditions, natural disasters such as hurricanes and earthquakes, health pandemics, hostilities or acts of terrorism and other criminal activities.

Our operations are always subject to adverse impacts resulting from extreme weather conditions, natural disasters, health pandemics, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek clinical testing services or in our employees' ability to perform their job duties. In addition, such events may temporarily interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services.

Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.

We operate in a business that is characterized by intense competition. Our major competitors include large national laboratories that possess greater name recognition, larger customer bases, significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. We cannot assure you that we will be able to compete successfully with such entities in the future.

The clinical laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is often one of the most significant factors used by health care providers and third-party payors in selecting a laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition.  We may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry.  Additionally, we may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition.

Additional competition, including price competition, could have a material adverse impact on our net revenues and profitability.

Failure to comply with environmental, health and safety laws and regulations, including the federal Occupational Safety and Health Administration Act and the Needlestick Safety and Prevention Act, could result in fines and penalties and loss of licensure, and have a material adverse effect upon the Company's business.

The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, and infectious and hazardous waste materials, as well as regulations relating to the safety and health of laboratory employees. All of the Company's laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens, and they utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

Failure to comply with federal, state and local laws and regulations could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions which would have a material adverse effect on its business. In addition, compliance with future legislation could impose additional requirements on the Company which may be costly.

Regulations requiring the use of "standard transactions" for health care services issued under HIPAA may negatively impact the Company's profitability and cash flows.

Pursuant to HIPAA, the Secretary of Health and Human Services has issued regulations designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged.

The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require the Company to provide certain types of information, including demographic information not usually provided to the Company by physicians. As a result of inconsistent application of transaction standards by payers or the Company's inability to obtain certain billing information not usually provided to the Company by physicians, the Company could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. In addition, new requirements for additional standard transactions, such as claims attachments, Version 5010 of the HIPAA Transaction Standards and the ICD-10-CM Code Set, could prove technically difficult, time-consuming or expensive to implement.

Failure to maintain the security of customer-related information or compliance with security requirements could damage the Company's reputation with customers, and cause it to incur substantial additional costs and to become subject to litigation.

The Company receives certain personal and financial information about its customers. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise in the Company's security systems that results in customer personal information being obtained by unauthorized persons or the Company's failure to comply with security requirements for financial transactions could adversely affect the Company's reputation with its customers and others, as well as the Company's results of operations, financial condition and liquidity. It could also result in litigation against the Company or the imposition of penalties.

Failure of the Company, third party payers or physicians to comply with Version 5010 of the HIPAA Transaction Standards or to comply with the ICD-10-CM Code Set by the compliance date of October 1, 2014, could negatively impact the Company's reimbursement, profitability and cash flow.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company implemented Version 5010 of the HIPAA Transaction Standards, and is within the remediation and implementation phase of the rule to adopt the ICD-10-CM code set. The compliance date for Version 5010 is January 1, 2013 but CMS has delayed enforcement until March 31, 2013. The compliance date for ICD-10-CM was October 1, 2013, but CMS delayed the enforcement until October 1, 2014. The Company will continue its assessment and remediation of computer systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payers. The diagnosis codes must be obtained from the ordering physician. The failure of the Company, third party payers or physicians to transition within the required timeframe could have an adverse impact on reimbursement, days sales outstanding and cash collections.

The Administrative Simplification provisions of HIPAA have required the Department of Health and Human Services ("HHS") to establish national standards for electronic health care transactions and NPI. CMS requires the NPI on Part B professional claims after March 1, 2008. The failure of the Company or third parties to meet the NPI requirements for Medicare claims or other covered health plans could have a material adverse impact on the Company's reimbursement and profitability.

Compliance with the HIPAA security regulations and privacy regulations may increase the Company's costs.

The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

•

the circumstances under which the use and disclosure of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company's services, and its healthcare operations activities;

•

a patient's rights to access, amend and receive an accounting of certain disclosures of protected health information;

•

the content of notices of privacy practices for protected health information;

•

administrative, technical and physical safeguards required of entities that use or receive protected health information; and

•

the protection of computing systems maintaining Electronic Personal Health Information ("ePHI").

The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a "floor" and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company must comply with the laws of those other countries. The federal privacy regulations restrict the Company's ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. Due to the enactment of HITECH and an increase in the amount of monetary financed penalties, government enforcement has also increased.  It is not possible to predict what the extent of the impact on business will be, other than heightened scrutiny and emphasis on compliance.  If the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of health information it could be subject to significant monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For example, the Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information.

On January 17, 2013, the HHS, Office of Civil Rights issued its final rule modifying the HIPAA Privacy, Security, Enforcement and Breach Notification Rules under the Health Information Technology for Economic and Clinical Health Act ("HITECH").

HHS modified the definition of what constitutes a "breach" for purposes of the breach notification requirement.  Previously, a "breach" had been defined as the "acquisition, access, use or disclosure" of protected health information ("PHI") in violation of the Privacy Rule that "comprises the security or privacy" of the PHI.   The phrase "compromises the security or privacy" of the PHI meant that the acquisition, access, use or disclosure posed a "significant risk of financial, reputational, or other harm to the individual."  Under the new final rule, HHS revised the definition of a breach to state that a breach is presumed to have occurred, unless the covered entity (or business associate) demonstrates that there is a low probability that PHI has been compromised based on a series of specific factors.  In other words, the final rule makes it clear that notification is required for breaches, even if there is no "harm" to the individual.

HITECH made many of the HIPAA privacy and security requirements applicable directly to business associates.  The final rule clarifies the manner in which some of HITECH's provisions will be applied.  Finally, the final rule expanded individual rights, including, for example, an individual's right to receive electronic copies of his or her PHI.

The final rule becomes effective March 26, 2013 and compliance is required by September 23, 2013.

The Company is unable to predict the extent to which these new obligations may prove technically difficult, time-consuming or expensive to implement.

The clinical laboratory industry is subject to changing technology and new product introductions.

Advances in technology may lead to the development of more cost-effective technologies such as point-of-care testing equipment that can be operated by physicians or other healthcare providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by the Company's customers could reduce the demand for its laboratory testing services and negatively impact its revenues.

Currently, most clinical laboratory testing is categorized as "high" or "moderate" complexity, and thereby is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be "waived" tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as "waived" for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and has taken responsibility from the Centers for Disease Control for classifying the complexity of tests for CLIA purposes. Increased approval of "waived" test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect the Company's market for laboratory testing services and negatively impact its revenues.

Health care reform and related products (e.g. Health Insurance Exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms and evolving delivery models, could have a material adverse impact on the Company's net revenues, profitability and cash flow.

Testing services are billed to private patients, Medicare, Medicaid, commercial clients, managed care organizations ("MCOs") and third-party insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person that ordered the test. Increases in the percentage of services billed to government and managed care payers could have an adverse impact on the Company's net revenues. For the year ended December 31, 2012, requisitions by payer were:

•

private patients 5%

•

Medicare and Medicaid 8%

•

commercial clients 77%

•

managed care 0%

•

third-party insurance 10%

The various MCOs have different contracting philosophies, which are influenced by the design of the products they offer to their members. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of the rates reimbursed to participating laboratories. Other MCOs adopt broader networks with a largely uniform fee structure offered to all participating clinical laboratories. In addition, some MCOs have used capitation in an effort to fix the cost of laboratory testing services for their enrollees. Under a capitated reimbursement mechanism, the clinical laboratory and the managed care organization agree to a per member, per month payment to pay for all authorized laboratory tests ordered during the month by the physician for the members, regardless of the number or cost of the tests actually performed. Capitation shifts the risk of increased test utilization (and the underlying mix of testing services) to the clinical laboratory provider.

A portion of the third-party insurance fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance. As patient cost-sharing increases, collectability may be impacted.

In addition, Medicare and Medicaid and private insurers have increased their efforts to control the cost, utilization and delivery of health care services, including clinical laboratory services. Measures to regulate health care delivery in general, and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. Pursuant to legislation passed in late 2003, the percentage of Medicare beneficiaries enrolled in Medicare managed care plans has increased. The percentage of Medicaid beneficiaries enrolled in Medicaid managed care plans has also increased, and is expected to continue to increase. Implementation of the Health Care Reform Law, the health care reform legislation passed in 2010, also may affect coverage, reimbursement, and utilization of laboratory services, as well as administrative requirements.

The Company expects efforts to impose reduced reimbursement, more stringent payment policies and cost controls by government and other payers to continue. If the Company cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing test volume and/or introducing new procedures, it could have a material adverse impact on the Company's net revenues, profitability and cash flows.

As an employer, health care reform legislation also contains numerous regulations that will require the Company to implement significant process and record keeping changes to be in compliance. These changes increase the cost of providing healthcare coverage to employees and their families. Given the limited release of regulations to guide compliance, the exact impact to employers including the Company is uncertain.

A failure to obtain and retain new customers, a loss of existing customers or material contracts, a reduction in tests ordered or specimens submitted by existing customers, or the inability to retain existing and create new relationships with health systems could impact the Company's ability to successfully grow its business.

To offset efforts by payers to reduce the cost and utilization of clinical laboratory services, the Company needs to obtain and retain new customers and business partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, without offsetting growth in its customer base, could impact the Company's ability to successfully grow its business and could have a material adverse impact on the Company's net revenues and profitability. The Company competes primarily on the basis of the quality of testing, timeliness of test reporting, reporting and information systems, reputation in the medical community, the pricing of  services and ability to employ qualified personnel. The Company's failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company's ability to expand its customer base.

In addition, as the broader healthcare industry trend of consolidation continues, including the acquisition of physician practices by health systems, relationships with hospital-based health systems and integrated delivery networks are becoming more important. The Company's inability to create relationships with those provider systems and networks could impact its ability to successfully grow its business.

A failure to identify and successfully close and integrate strategic acquisition targets could have a material adverse impact on the Company's business objectives and its net revenues and profitability.

Part of the Company's strategy involves deploying capital in investments that enhance the Company's business, which includes pursuing strategic acquisitions to strengthen the Company's presence in key geographic areas.  In the past two years, the Company has acquired an interest in clinical laboratories in Florida, New Jersey and New Mexico.  However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company's operating results. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:

•

failure to obtain regulatory clearance;

•

loss of key customers or employees;

•

difficulty in consolidating redundant facilities and infrastructure and in standardizing information and other systems;

•

unidentified regulatory problems;

•

failure to maintain the quality of services that such companies have historically provided;

•

coordination of geographically-separated facilities and workforces; and

•

diversion of management's attention from the day-to-day business of the Company.

The Company cannot assure that current or future acquisitions, if any, or any related integration efforts will be successful, or that the Company's business will not be adversely affected by any future acquisitions, including with respect to net revenues and profitability. Even if the Company is able to successfully integrate the operations of businesses that it may acquire in the future, the Company may not be able to realize the benefits that it expects from such acquisitions.

Adverse results in material litigation matters could have a material adverse effect upon the Company's business.

The Company may become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries from governmental agencies and bodies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities or billing and pricing arrangements that are brought to their attention through billing audits or third parties. Legal actions could result in substantial monetary damages as well as damage to the Company's reputation with customers, which could have a material adverse effect upon its business.

An inability to attract and retain experienced and qualified personnel could adversely affect the Company's business.

The loss of key management personnel or the inability to attract and retain experienced and qualified employees at the Company's clinical laboratories and research centers could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team.

In addition, the success of the Company's clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals, including specialists, who perform clinical laboratory testing services. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain individuals in its markets. The Company's revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with the Company or become unable or unwilling to continue their employment.

Failure in the Company's information technology systems could significantly increase testing turn-around time or billing processes and otherwise disrupt the Company's operations or customer relationships.

The Company's laboratory operations and customer relationships depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions the Company has taken, its information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. In addition, the Company is in the process of integrating the information technology systems of its recently acquired subsidiaries, and the Company may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of the Company's systems in one or more of its laboratory operations could disrupt the Company's ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Failure of the Company's information technology systems could adversely affect the Company's business, profitability and financial condition.

A significant deterioration in the economy could negatively impact testing volumes, cash collections and the availability of credit.

The Company's operations are dependent upon ongoing demand for diagnostic testing services by patients, physicians, hospitals, MCOs, and others. A significant downturn in the economy could negatively impact the demand for diagnostic testing as well as the ability of patients and other payers to pay for services ordered. In addition, uncertainty in the credit markets could reduce the availability of credit and impact the Company's ability to meet its financing needs in the future.

Certain issuances of our common stock and options may not have fully complied with applicable securities laws.

We are currently reviewing issuances of our common stock and issuances of our options to determine if the transactions fully complied with applicable federal and state securities laws and/or regulations.  In the event such transactions did not fully comply, we may be required to offer rescission of such  issuances to the recipients of such securities.  Although we cannot with any certainty estimate any contingent liability we may have with respect to such issuances, we currently believe that such rescission rights will not have a material adverse effect on our financial condition.

Our board of directors consists of one member, who is not independent.

Our board is currently comprised of one member, who is also our chief executive officer.  Accordingly, we lack the advantages that a multi-member board can afford us.  In addition, we lack the independent judgment, skill set and oversight  that independent board members can provide.  Although we have contemplated increasing our board to include additional and independent members, no assurance can  be given as to when, if ever, we will do so.

We do not have an audit or compensation committee.

As a consequence of having only one board member, our board of directors does not have any standing committees, including an audit,  compensation or nominating committee.  Accordingly, our sole director is the only interface, apart from our chief financial officer  who reports to our sole director in his capacity  as chief executive officer, with our auditors.  In addition,  there is no independence in determining our chief executive officer's compensation.

Our sole board member and chief executive officer is engaged in other business activities.

Although our sole board member and chief executive officer believes that he is devoting sufficient time to our business, no assurance can be given that his other business ventures and activities will not adversely affect his time availability to focus on our business.  In addition, no assurance can be given that such other business activities and any attendant problems associated therewith will not distract or otherwise impede our chief executive officer's performance.

Increasing health insurance premiums and co-payments or high deductible health plans may cause individuals to forgo health insurance and avoid medical attention, either of which may reduce demand for our products and services.

Health insurance premiums, co-payments and deductibles have generally increased in recent years. These increases may cause individuals to forgo health insurance, as well as medical attention. This behavior may reduce demand for testing by our laboratories.

If goodwill or other intangible assets that we have recorded in connection with our acquisitions of other businesses become impaired, we could have to take significant charges against earnings.

As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired.  Any reduction or impairment of the value of goodwill or other intangible assets will result in additional charges against earnings, which could materially reduce our reported results of operations in future periods.

Our business has substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2012, we had total debt outstanding of approximately $3.4 million, almost all of which is short term.

We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

We depend on distributions from our subsidiaries to make payments on our indebtedness.  These distributions may not he made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries' ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected.

We do not intend to pay cash dividends on our Common Stock in the foreseeable future.

We have never declared cash dividends on our Common Stock and we currently do not anticipate paying any cash dividends in its foreseeable future.  Accordingly, our stockholders will not realize a return on their investment unless the trading price of our Common Stock appreciates, which is uncertain and unpredictable.

The acquisition of Medical Billing Choices, Inc. may be rescinded.

On August 27, 2011, the Company agreed to purchase 100% of Medical Billing Choices, Inc. ("MBC") from unrelated parties for cash and a note for a total amount of $850,000.  The Company paid $100,000 down in cash and is paying the $750,000 note in monthly payments from the collections in MBC on Medytox billings.  The note balance must be paid off within 24 months or the shareholders of MBC have the right to rescind the agreement

At the signing of the agreement, the shareholders of MBC assigned 49% of the stock in escrow for the benefit of Medytox and assumed the duties of billing the medical services provided by any subsidiary of Medytox.  Upon full payment of the $750,000 note, the Company will receive the 49% of the stock in escrow and the remaining 51% from the shareholders of MBC, at which time Medytox will own 100% of MBC.  Until the note is paid in full, the former shareholders of MBC will be allowed to keep 100% of the profits of their existing and future non-Medytox billings.

Our Common Stock is subject to substantial dilution.

The Company has outstanding options to purchase an aggregate of 21,320,000 shares of Common Stock, all of which are currently exercisable.  In addition, 1,000,000 shares of Series C Preferred Stock are convertible into Common Stock at a discount to the market price of the Common Stock.  Exercise of the options or conversion of the Series C Preferred Stock could result in substantial dilution of our Common Stock and a decline in its market price.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

The Company does not own any real property.  The table below summarizes certain information as to our principal facilities as of April 1, 2013:

Location	Purpose	Type of Occupancy
West Palm Beach, Florida	Corporate Headquarters	Leased through January 31, 2014
Charlotte, North Carolina	Billing Company	Leased through March 31, 2016
Lake Worth, Florida	Laboratory	Leased through December 31, 2014
Miami, Florida	Laboratory	Leased through January 31, 2014
Riviera Beach, Florida	Laboratory	Leased through April 30, 2018
Las Cruces, New Mexico	Laboratory	Leased through April 30, 2016

We believe that each of our facilities as presently equipped has the production capacity for its currently foreseeable level of operations.

Item 3.  Legal Proceedings.

Legal Matters

During the course of business, litigation commonly occurs.  From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates in a highly regulated industry and employs personnel which may inherently lend itself to legal matters.  Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company's financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

Legal Matters – Trident Labs

As described in Note 4, Disputed Subsidiary, one subsidiary, Trident Laboratories, Inc. ("Trident") is currently in a contract dispute with the Company.  MILM filed suit seeking to enforce the purchase agreement against Trident and its shareholders, Michelle Steegstra, Christopher Hawley, Donnette Hawley, Michael Falestra and Skyler Lukas (collectively, the "Trident Defendants") for (i) civil conspiracy, (ii) specific performance, (iii) anticipatory breach of contract, (iv) constructive trust, (v) accounting, and (vi) interpleader.  In addition, the Trident Defendants filed a counterclaim and third-party complaint stating causes of actions for (i) fraudulent inducement, (ii) civil conspiracy, (iii) tortious  interference with business relationships and (iv) defamation.  The claims and counterclaims of the Company and the Trident Defendants are set for trial during June 2013.  The Company believes the counterclaims are devoid of legal and factual merit.  The litigation is ongoing and could have a negative effect on the Company's consolidated balance sheet.  However, the dispute did cause a disruption of our operations during 2012.

Legal Matters – Bradley T. Ray

On July 26, 2011, the Company organized Medytox Institute of Laboratory Medicine, Inc. ("MILM"), a Florida corporation, as a wholly-owned subsidiary.  MILM was organized to acquire and manage medical testing laboratories.  MILM operates from the corporate offices in West Palm Beach, Florida.

In February 2012, Bradley Ray filed a claim asserting that he owned the shares of MILM.

On January 29, 2013, the parties  reached an agreement resolving and settling their disputes.  As a result of the settlement, all cases in which Mr. Ray alleged an ownership interest in MILM have been dismissed with prejudice.

Legal Matters – Richard McCullough

The Company filed a two count complaint against Richard McCullough in Broward County, Florida on June 1, 2012, bringing claims against him for defamation and  tortious  interference with business relationships.  The Company intends to vigorously pursue this action and protect its reputation and business relationships.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

The authorized capital stock of the Company consists of 500 million shares of Common Stock, par value $.0001 per share, of which 29,567,153 shares are issued and outstanding as of March 31, 2013, and 100 million shares of Preferred Stock, par value $.0001 per share, of which 5,000 shares of Series B Non-Convertible Preferred Stock are issued and outstanding and 1,000,000 shares of Series C Convertible Preferred Stock are issued and outstanding.  There is no established public trading market for our Common Stock or for either class of Preferred Stock.

The following description of the rights and preferences of the Company's capital stock is merely a summary. Each prospective investor should refer to the Company's Articles of Incorporation for a complete description of the Company's capital stock as well as to the applicable statutes of the State of Nevada for a more complete description concerning the rights and liabilities of stockholders.

Common Stock

Holders of the Common Stock do not have preemptive rights to purchase additional shares of Common Stock or other subscription rights. The Common Stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. Upon liquidation or dissolution of the Company, whether voluntary or involuntary, holders of shares of Common Stock are to share equally in the assets of the Company available for distribution to common stockholders. The Board of Directors is authorized to issue additional shares of Common Stock, not to exceed the amount authorized by the Company's Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

Each holder of Common Stock is entitled to one vote per share on all matters on which such stockholders are entitled to vote. Since the shares of Common Stock do not have cumulative voting rights, the holders of more than 50% of the shares voting for the election of directors (including both the Common Stock and the Series C Convertible Preferred Stock) can elect all the directors if they choose to do so and, in such event, the holders of the remaining shares will not be able to elect any person to the Board of Directors.

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

The Company has issued two Series of Preferred Stock:

Series B Preferred Stock.  The Company has authorized up to 5,000 shares of Series B Non-Convertible Preferred Stock with a par value of $.0001 per share ("Series B Preferred Stock").  The Series B Preferred Stock is senior to the Company's common stock as to the payment of dividends and the distribution of assets upon the occurrence of a liquidation, dissolution or winding-up of the Company, whether on a voluntary or involuntary basis (each, a "Liquidation Event").

The Series B Preferred Stock pays a monthly dividend of 10% of the amount of gross sales in excess of $1 million collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business during the month immediately preceding the month on which such dividend becomes payable, which amount shall not exceed $150,000 and (i) 15% of the amount of gross sales in excess of $2.5 million collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business.  Each holder of Series B Preferred Stock receives a pro-rata portion of such dividend based on the number of shares of Series B Preferred Stock held by such holder and the total number of shares of Series B Preferred Stock outstanding at the time the dividend is declared.

Upon the occurrence of a Liquidation Event, each holder of outstanding Series B Preferred Stock shall be entitled to receive, before any payment or distribution shall be made to the holders of the Common Stock or any other class of capital stock of the Company that is junior to the Series B Preferred Stock, an amount equal to (i) 25% of the distributable assets of the Company multiplied by (ii) a fraction, the numerator of which is the total number of shares of Series B Preferred Stock held by such holder and the denominator of which is the total number of shares of Series B Preferred Stock then-issued and outstanding.

The Series B Preferred Stock shall have no voting rights associated with it.

In the event of the Company is the subject of an Acquisition or Asset Transfer, each holder of Series B Preferred Stock shall receive an amount of the proceeds of such Acquisition or Asset Transfer as if such Acquisition or Asset Transfer was a Liquidation Event.  As used herein, "Acquisition" shall mean (i) any consolidation or merger of the Company with or into any other corporation or other entity or person, or any other reorganization other than any such consolidation, merger or reorganization in which the equity holders of the Company immediately prior to such consolidation, merger or reorganization continue to hold at least a majority of the voting power of the surviving entity in substantially the same proportion immediately after such consolidation, merger or reorganization, or (ii) any transaction or series of related transactions to which the Company is a party in which a majority of the Company's voting power is transferred (other than to the Company), provided, that an Acquisition shall not include any transaction or series of related transactions principally for bona fide equity financing purpose in which cash is received by the Company or any successor or any indebtedness of the Company is cancelled or converted into a combination thereof.  As used herein, "Asset Transfer" shall mean a sale, lease, exclusive license or other disposition of all or substantially all of the assets of the Company.

So long as any shares of the Series B Preferred Stock are outstanding, the Company shall not, without first obtaining the written consent of stockholders holding a majority of the outstanding Series B Preferred Stock (i) authorize or issue additional shares of the Series B Preferred Stock or create, authorize the creation of, or issue any additional class or series of capital stock that ranks senior to the Series B Preferred Stock as to distributions in connection with Liquidation Events or (ii) amend, alter or repeal any provisions of the Articles of Incorporation of the Company or its Bylaws in any manner that adversely affects the powers, preferences or rights of the Series B Preferred Stock.

If a holder of outstanding Series B Preferred Stock desires to, directly or indirectly, transfer, sell, assign, pledge, hypothecate, encumber or otherwise dispose (collectively, "Transfer"), all or any portion of any shares of Series B Preferred Stock, such holder must first inform the other holders of Series B Preferred Stock in writing (the "Offer Notice").  Such other holders shall then have 10 days to elect whether to purchase such offered shares of Series B Preferred Stock, which shall be allocated among such other holders electing to purchase the offered shares of Series B Preferred Stock on a pro-rata basis based on the number of shares of Series B Preferred Stock held.  If none of the other holders elect to purchase any of the offered shares, the Company shall have the right, but not the obligation, to purchase all (but not less than all) of such offered shares.  The Company shall have 10 days following the end of the other holders' purchase election period to communicate its election of whether to purchase such offered shares.  If the other holders of Series B Preferred Stock or the Company elect to purchase such offered shares, the closing of such transaction shall occur within 30 days of the end of the applicable purchase election period.  The purchasers (either the other holders or the Company, as applicable) shall have the option to pay (i) in a lump sum payment at closing or (ii) in 12 equal monthly installments (with interest payable at a rate of 8% per annum).  The purchase price of such offered shares shall be equal to (a) the total amount of dividends received by the holder with respect to all shares of Series B Preferred Stock held by such holder for the 12 month period immediately preceding the date upon which the Offer Notice was received by the other holders.  "Transfer" shall not include any transfer to an affiliate of the holder, any children or spouse of the holder or any entity solely owned or controlled by the children or spouse of the holder.

A holder's shares of Series B Preferred Stock may be cancelled any time if, during the 36 month period following the date on which such shares of Series B Preferred Stock is issued, such holder (i) breaches any restrictive covenant provision in any employment agreement or consulting agreement to which such holder (or its affiliate) and the Company (or its affiliate) is a party or (ii) directly or indirectly enters into the employment of, renders any services to, engages, manages, operates, joins, owns, lends money or otherwise offers other assistance to or participates in or is connected with, as an officer, director, employee, principal, agent, creditor, proprietor, representative, stockholder, partner, associate, consultant, sole proprietor or otherwise, any business that, directly or indirectly, is engaged in providing, selling, consulting with regard to or marketing any products or services that compete with the products and/or services of the Company or any of its affiliates in the United States or anywhere in the world that the Company or any affiliate thereof has customers, facilities, distributors or employees or otherwise does business.

If a holder of shares of Series B Preferred Stock is an employee or consultant of the Company and such holder terminates his or her employment or consulting relationship at any time within the 24 month period following the date that such shares of Series B Preferred Stock are issued to such holder, the Company shall have the right, but not the obligation, to cause such holder to sell to the Company all or any portion of such holder's shares of Series B Preferred Stock by delivering written notice to such holder within 10 days following the end date of such holder's employment or consulting relationship with the Company (the "Call Notice").  If the Company elects to purchase such all or any portion of such holder's shares, the closing of such transaction shall occur within 30 days of the date the Call Notice is received by the holder.  The Company shall have the option to pay (i) in a lump sum payment at closing or (ii) in 12 equal monthly installments (with interest payable at a rate of 8% per annum).  The purchase price of such shares shall be equal to (a) the total amount of dividends received by the holder with respect to all shares of Series B Preferred Stock held by such holder for the 12 month period immediately preceding the date upon which the Call Notice was received by such holder, plus all unpaid dividends (if any) multiplied by (ii) a fraction, the numerator of which is the total number of shares of Series B Preferred Stock to be purchased by the Company and the denominator of which is the total number of shares of Series B Preferred Stock held by such holder.

Series C Preferred Stock.  The Company has authorized up to 1,000,000 shares of Series C Convertible Preferred Stock with a par value of $.0001 per share ("Series C Preferred Stock").  The Series C Preferred Stock is in parity with the Company's common stock as to the payment of dividends and the distribution of assets upon the occurrence of a Liquidation Event.

The holders of Series C Preferred Stock can convert to shares of Common Stock at a 20% discount to the Market Price at the time of conversion. The holders of Series C Preferred Stock shall vote with the holders of Common Stock as a single class.  "Market Price" shall mean the last reported share price of the Common Stock if shares of the Common Stock are quoted on a national market system (e.g. Nasdaq), or, if the Common Stock is not listed on a national market system but the bid and ask prices are reported by Nasdaq or the National Quotation Bureau Incorporated (or any successor), the Market Price shall mean the last bid and ask prices reported on such date.  If neither of the foregoing options are available, the Market Price shall be determined by the Company's Board of Directors by resolution setting forth the price per share of the Common Stock based on the price that would be paid for all of the capital stock of the Company in an arms'-length transaction between a willing buyer and seller as reasonably determined by the Company's Board of Directors; provided, however, that if such valuation would exceed $10 million, then the Market Price shall be determined by the valuation of a nationally recognized investment banking or appraisal firm.

Any shares of Series C Preferred Stock outstanding on the first anniversary of the date upon which such shares were issued (the "Mandatory Redemption Date") shall be automatically converted into that number of fully-paid non-assessable shares of Common Stock the holder thereof would have been entitled to receive had such shares been converted on the Mandatory Redemption Date.

The Company has the right, exercisable at any time, to redeem all or any portion of the outstanding shares of Series C Preferred Stock by paying holders of the Series C Preferred Stock an amount in cash equal to $1.00 for each outstanding share of Series C Preferred Stock that is redeemed.

Warrants and Options

As of December 31, 2012, we had not issued any warrants to purchase shares of our common stock.

Under their respective employment agreements, each of William Forhan, Jace Simmons, Francisco Roca, III, Dr. Thomas Mendolia, Sharon Hollis and Steven Sramowicz, executive officers of the Company, in 2012 were issued options to purchase 3,000,000 shares of Common Stock on the following terms:

i)

options to purchase 1,000,000 shares, exercisable at $2.50 per share through December 31, 2017;

ii)

options to purchase 1,000,000 shares exercisable at $5.00 per share through December 31, 2017; and

iii)

options to purchase 1,000,000 shares, exercisable at $10.00 per share through December 31, 2013.

The Company also granted options to purchase 3,000,000 shares of Common Stock, on the same terms, to Alcimede, LLC in 2012 pursuant to its consulting agreement with the Company.

Effective December 31, 2012, each of Joseph Fahoome and Robert Kuechenberg resigned from the Board of Directors of the Company.  The Company granted to each of Mr. Fahoome and Mr. Kuechenberg options to purchase 10,000 shares of Common Stock, exercisable at $2.50 a share through December 31, 2014.

In total, there are currently outstanding options to purchase 21,320,000 shares of Common Stock.

Convertible Debt

We issued a Convertible Promissory Note in the amount of  $500,000 on December 6, 2011, paying interest at 20% per annum, and with a conversion price of $2.50 per share.

Holders

As of March 31, 2013, there are 71 record holders of the Company's Common Stock, five record holders of the Series B Preferred Stock and 45 record holders of the Series C Preferred Stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 1, 2012, we issued 5,000 authorized shares of the Series B Preferred Stock in consideration for services rendered by employees and consultants.  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 31, 2012, we issued 1,000,000 authorized shares of Series C Preferred Stock in consideration of the cancellation of promissory notes with existing security holders of the Company.  The shares are exempted from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

On October 1, 2012, we issued 4,500,000 authorized shares of Common Stock and 3,000,000 options to purchase Common Stock to (i) Alcimede LLC, for consulting services rendered, and (ii) each of the following officers of the Company: Francisco Roca III, Sharon L. Hollis, Dr. Thomas F. Mendolia and Steven Sramowicz.  The shares and options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 1, 2012, we issued 1,000,000 authorized shares of Common Stock and 3,000,000 options to purchase Common Stock to the Company's Chief Financial Officer, Jace Simmons.  The shares and options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 1, 2012, we issued 2,500,000 authorized shares of Common Stock and 3,000,000 options to purchase Common Stock to the Company's Chief Executive Officer, William Forhan.  The shares and options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 31, 2012, we issued 20,128 authorized shares of Common Stock to a note holder of the Company in consideration of a cancellation of the note.  The shares are exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 31, 2012, we issued 23,500 authorized shares of Common Stock in consideration for services rendered by consultants.  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under "Forward-Looking Statements" and "Item 1A. Risk Factors".  The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Unless stated otherwise, the words "we," "us," "our," "the Company," "Medytox Solutions" or "Medytox Solutions, Inc." means Medytox Solutions, Inc.

Sufficiency of Cash Flows

The Company historically has utilized various credit facilities to fund working capital needs, acquisitions and capital expenditures. Future cash needs for working capital, acquisitions and capital expenditures may require management to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

Results of Operations

Fiscal Year Ended December 31, 2012 to Fiscal Year Ended December 31, 2011

The Company dramatically changed its business plan and focus during 2011.  The casino marketing business wound down and the medical urine testing business started. There is little basis for comparability between the last two years.

Revenues

Revenues for the year ended December 31, 2012 were $21,076,357, entirely derived from laboratory and billing services.  Revenues in 2011 were $3,992,652, consisting of $17,165 in casino business revenue and the remainder from laboratory services.

Operating Expenses

Operating expenses for the year ended December 31, 2012 were $17,545,404, compared to $3,384,498 for the year ended December 31, 2011. The increase in expenses during 2012 was attributable to the start-up of medical testing operations at PB Laboratories, LLC, including marketing services, billing services, the direct costs of the testing laboratory and personnel wages. The operating expenses incurred during the year ended December 31, 2012 consisted of: (i) direct costs of the testing laboratories of $2,913,169 (2011: $481,891); (ii) general and administrative of $6,437,778 (2011: $1,161,498); (iii) sales and marketing expenses of $1,106,864 (2011: $879,246); (iv) bad debt expense of $7,021,945 (2011: $843,418); and (v) depreciation of $65,648 (2011: $18,445). Operating expenses increased due to an increase of $2,431,278 in direct costs of the testing laboratories, $5,276,280 in general and administrative, $227,618 in sales and marketing expenses, $6,178,527 in bad debt expense, and $47,203 in depreciation. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and consulting costs.

Therefore, our income from operations for the year ended December 31, 2012 was $3,530,953 as compared to $608,154 for the year ended December 31, 2011.

Other expenses incurred during the year ended December 31, 2012 included: (i) interest expense of $653,588 (2011: $174,973); offset by (ii) gain on settlement of debt of $348,315 (2011: $-0-); (iii) gain on the settlement of assets of $2,546 (2011: loss of $18,586); and (iv) other income of $129 (2011: $-0-).

Net Income

Net income attributable to Medytox Solutions common shareholders for the year ended December 31, 2012 was $2,229,037 compared to  $92,701 for the year ended December 31, 2011.

Disputed Segment

The dispute with Trident Laboratories, Inc. occurred in 2012.  The assets and liabilities of Trident are excluded from the individual consolidated balance sheet line items and presented separately as assets and liabilities from disputed activity and operating activity for 2012 is excluded from the consolidated statement of operations. In addition, the Company has reserved $397,918 of net income from the disputed activity for the period from August 22, 2011 (date of acquisition) through December 31, 2012.  The net assets and liabilities attributable to the disputed activity are as follows at December 31, 2012:

Assets attributable to disputed activity	$1,367,796

Liabilities attributable to disputed activity	$1,104,063

Liquidity and Capital Resources:

Assets

At December 31, 2012, we had total assets of $10,848,271, compared to $3,933,080 at December 31, 2011. Total assets at December 31, 2012 contained approximately $1,773,785 of cash, $3,269,180 in accounts receivable, $1,980,600 in deferred tax assets, $598,741 in property and equipment, $550,000 in intangible assets and $1,050,912 in goodwill.  Total assets at December 31, 2011 consisted of $97,103 in cash, $1,619,727 in accounts receivable, $723,900 in deferred tax assets, $165,738 in property and equipment, and $1,302,112 in goodwill.

Liabilities

Our total liabilities were $9,013,835 at December 31, 2012, compared to $5,127,701 at December 31, 2011. The increase from 2011 to 2012 was primarily due to an increase of approximately $1,277,309 in accounts payable and accrued expenses, $1,050,419 in loans, $1,332,200 in income tax liabilities, offset by a decrease of $1,311,875 in stock repurchase agreements.  Total liabilities at December 31, 2012 included approximately $1,168,443 in accounts payable, $1,026,922 in accrued expenses, $1,920,000 in current and deferred income tax liabilities, and $3,696,489 in loans and notes payable. Total liabilities at December 31, 2011 included approximately $379,124 in accounts payable, $538,932 in accrued expenses, $551,700 in current and deferred income tax liabilities, $2,346,070 in loans and notes payable and $1,311,875 in stock repurchase agreements.

Total Stockholders' Equity

Our stockholders' equity was $1,834,436 at December 31, 2012, compared to a deficit of ($1,194,621) at December 31, 2011. The increase in equity from 2011 to 2012 was mainly due to $2,229,037 of net income for 2012

During 2012 and 2011, the Company financed its operations primarily from the issuance of notes payable and loans from related parties. The related party loans are not pursuant to any written agreement. The Company has agreed to repay such loans upon the receipt of sufficient capital.

During 2012, the Company financed its expansion and operations with a revolving credit line based on accounts receivable. The goal was to finance the operations with collections from the medical testing business (toxicology).   As of February, 2012, we acquired a clinical laboratory and outfitted it to be our main testing site.  Testing revenues in the first quarter of 2012 were $1,430,840, increased in the second quarter of 2012 to $2,321,162, increased to $9,115,681 in the third quarter, and were $7,837,943 in the fourth quarter, resulting in annual revenues of $20,705,626 for the year ended December 31, 2012 2012..

In 2011, our auditors expressed doubt about our ability to continue as a going concern, due to the disruption in services associated with the legal dispute with Trident Laboratories, Inc. In 2012, our auditors have no such doubt, based on the Company having two profitable quarters back-to-back coupled with a significant increase in accounts receivable as compared to 2011.  At December 31, 2012, the Company had positive working capital and the stockholders' deficit has become stockholders' equity.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the fiscal years ended December 31, 2012 and 2011.

	2012	2011
Cash flows from operations	$2,004,947	$(862,724)

Cash flows used in investing activities	$(545,949)	$(36,667)

Cash flows from financing activities	$217,704	$987,182

Deferred Compensation

At December 31, 2011, two members of Company management were owed a total of $291,766 in deferred compensation from prior operations.  During 2012, $15,000 was paid and both members agreed to forgive the remaining $276,766 and allow the Company to cancel the liability.

SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Accounts receivable consists of amounts due primarily from insurance companies on behalf of customers for laboratory services performed and are shown net of an allowance for doubtful accounts.  Receivables are determined to be past due based on the payment terms of the original contracts or invoices.  The Company uses the allowance method for recognizing bad debts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.   When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company does not typically charge interest on past due receivables.

Long-Lived Assets and Intangible Property

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 360 "Property, Plant and Equipment". ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Fair Value of Financial Instruments

The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820 "Fair Value Measurements and Disclosures" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 -

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 -

Inputs that are both significant to the fair value measurement and unobservable.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

•

persuasive evidence of an arrangement exists,

•

the product has been shipped or the services have been rendered to the customer,

•

the sales price is fixed or determinable, and

•

collectability is reasonably assured.

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when a urine or blood specimen is tested and the services are billed to an insurance company, an individual, Medicare or Medicaid.  We record the invoice as accounts receivable and reserve for bad debt, insurance discounts (self- pay write off 100%) and estimate net revenues to equal 60% of billed revenues.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 "Compensation – Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the options, warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The FASB has issued ASC 740 "Income Taxes".  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

DKM Certified Public Accountants 2451 N. McMullen Booth Road, Suite 308 Clearwater Florida 33759-1362 855.334.0934 www.dkmcpas.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Medytox Solutions Inc.

West Palm Beach,  Florida

We have audited the accompanying consolidated balance sheet of Medytox Solutions, Inc. (the "Company") as of December 31, 2012 and the related consolidated statement of operations, consolidated stockholders' deficit and consolidated cash flows for the year then ended.  The financial statements as of December 31, 2011 and for the year then ended were audited by other auditors whose report dated April 9, 2012 included an unqualified opinion with an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we  engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 16, 2013

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders Medytox Solutions Inc.

W Palm Beach,  FL 33402

I have audited the accompanying consolidated balance sheets of Medytox Solutions, Inc. (the "Company") as of December 31, 2011 and the related consolidated statements of operations, consolidated stockholders' deficit and consolidated cash flows for the year then ended.  The financial statements as of December 31, 2010 and for the year then ended were audited by other auditors whose report dated April 2, 2011 included an unqualified opinion with an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and negative cash flows from operations.  Additionally, there is certain litigation involving a consolidated entity which is unresolved, as discussed in Note 10.  The Company is currently reliant on shareholders funding operations and is requiring traditional financing or equity funding to expand its operating plan. These conditions raise doubt about the Company's ability to continue as a going concern.  Further information and management's plans in regard to this uncertainty are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

April 9, 2012

MEDYTOX SOLUTIONS, INC.
Consolidated Balance Sheets
	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$ 1,773,785	$ 97,103
Accounts receivable, net	3,269,180	1,619,727
Prepaid expenses and other current assets	109,697	24,500
Deferred loan costs	77,192	-
Deferred tax assets	1,980,600	723,900
Assets attributable to disputed activity	1,367,796	-

Total current assets	8,578,250	2,465,230

Property and equipment, net	598,741	165,738

Other assets:
Intangible assets	550,000	-
Goodwill	1,050,912	1,302,112
Deposits	70,368	-

Total assets	$ 10,848,271	$ 3,933,080

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 1,168,443	$ 379,124
Accrued expenses	1,026,922	539,832
Loans and notes payable, related parties	242,100	150,010
Income tax liabilities	1,883,900	551,700
Disputed net income - Trident	397,918	-
Current portion of notes payable	3,154,389	2,141,489
Liabilities attributable to disputed activity	1,104,063	-

Total current liabilities	8,977,735	3,762,155

Other liabilities:
Repurchase agreements payable	-	1,311,875
Notes payable, net of current portion	-	53,671
Deferred tax liabilities	36,100	-

Total liabilities	9,013,835	5,127,701

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock $0.0001 par value, 5,000 shares authorized, 5,000 and nil
shares issued and outstanding at December 31, 2012 and 2011, respectively	1	-
Series C preferred stock $0.001 par value, 1,000,000 shares authorized, 1,000,000 and nil
shares issued and outstanding at December 31, 2012 and 2011, respectively	100	-
Common stock $.0001 par value 500,000,000 shares authorized, 29,533,753 and 30,764,800
shares issued and outstanding, at December 31, 2012 and 2011, respectively	2,953	3,076
Additional paid-in-capital	616,512	515,761
Treasury stock	-	(1,334,375)
Accumulated earnings (deficit)	1,093,866	(1,082,285)
Total Medytox Solutions stockholders' equity (deficit)	1,713,432	(1,897,823)
Noncontrolling interest	121,004	703,202
Total stockholders' equity (deficit)	1,834,436	(1,194,621)

Total liabilities and stockholders' equity (deficit)	$ 10,848,271	$ 3,933,080

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2012	2011

Revenues	$ 21,076,357	$ 3,992,652

Operating expenses:
Direct costs of revenue	$ 2,913,169	$ 481,891
General and administrative	6,437,778	1,161,498
Sales and marketing expenses	1,106,864	879,246
Bad debt expense	7,021,945	843,418
Depreciation	65,648	18,445
Total operating expenses	17,545,404	3,384,498

Income from Operations	3,530,953	608,154

Other income (expense):
Other income (expense)	129	-
Gain on settlement of debt	348,315	-
Gain (loss) on settlement of assets	2,546	(18,586)
Interest expense	(653,588)	(174,973)
Total other income (expense)	(302,598)	(193,559)

Income before income taxes	3,228,355	414,595

Provision (Benefit) for income taxes	481,400	(172,200)

Net Income	2,746,955	586,795

Net income attributable to noncontrolling interest	-	494,094

Net income from continuing operations	2,746,955	92,701

Net loss from disputed activity	(397,918)	-

Net income attributable to Medytox Solutions	2,349,037	92,701

Preferred stock dividends	50,000	-

Net income attributable to Medytox Solutions common shareholders	$ 2,999,037	$ 92,701

Net income per share - Basic and diluted	$ 0.07	$ 0.00

Weighted average number of shares
outstanding during the period - Basic and diluted	30,795,073	33,322,286

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011

Cash flows from (used in) operating activities:
Net income	$ 2,349,037	$ 92,701
Adjustments to reconcile net income net cash provided by (used in) operations:
Nonconrolling interests	-	494,094
Depreciation and amortization	65,648	18,445
Stock issued in lieu of cash compensation	235,001	-
Stock issued for services	225	13,000
Stock issued for interest on loan	-	15,000
Bad debt expense	7,021,945	843,418
Accretion of loan costs as interest	244,758	-
(Gain) loss on disposal of equipment	(2,546)	18,549
Gain on settlement of debt	(348,315)	-
Disputed net income	397,918	-
Assets attributable to disputed activity	753,830	-
Liabilities attributable to disputed activity	(108,463)	-
Changes in operating assets and liabilities:
Accounts receivable	(10,107,742)	(2,328,118)
Prepaid expenses and other current assets	(108,697)	96
Deferred tax assets	(1,256,700)	(723,900)
Security deposits	(67,225)	-
Accounts payable	726,831	142,273
Accrued expenses	840,242	-
Income tax liabilities	1,332,200	551,700
Deferred tax liabilities	36,100	-
Net cash provided by (used in) operating activities	2,004,047	(862,742)

Cash flows used in investing activities:
Purchase of property and equipment	(491,545)	(17,588)
Cash received in sale of property and equipment	25,373	-
Cash paid for acquistions	(101,000)	(100,000)
Cash received in acquisitions	21,203	80,921
Net cash used in investing activities	(545,969)	(36,667)

Cash flows from financing activities:
Deferred loan costs	(121,950)	-
Dividends on Series B preferred stock	(50,000)	-
Payments made on repurchase agreements	(385,200)	(172,600)
Proceeds from issuance of notes payable	1,755,200	1,226,000
Payments on notes payable	(971,536)	(310,418)
Net proceeds from line of credit	-	(3,980)
Proceeds from issuance of related party loans	413,093	39,072
Payments on related party loans	(321,003)	-
Common stock repurchased from lender	(100,000)	-
Contributions to subsidiary	-	209,108
Net cash provided by financing activities	218,604	987,182

Net increase in cash	1,676,682	87,773

Cash at beginning of year	97,103	9,330

Cash at end of year	$ 1,773,785	$ 97,103

See accompanying notes to consolidated financial statements.
		Continued

MEDYTOX SOLUTIONS, INC.
Consolidated Statements of Cash Flows (continued)

For the Year Ended December 31,
	2012	2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$ 336,039	$ 9,037
Cash paid for taxes	$ -	$ -

Non-cash investing and financing activities:

Net assets acquired in acquisitions, net of cash paid	$ (437,329)	$ (146,420)
Goodwill	$ (248,800)	$ (1,312,688)
Notes payable issued	$ 565,125	$ 1,250,000
Noncontrolling interest	$ 121,004	$ 209,108

Property and equipment acquired with issuance of notes payable	$ (101,032)	$ -
Notes payable issued	$ 101,032	$ -

Conversion of note payable to common stock
Notes payable	$ (50,317)	$ -
Common stock	$ 2	$ -
Additional paid in capital	$ 50,315	$ -

Common stock issued as inducement for loan:
Deferred loan costs	$ (200,000)	$ -
Common stock	$ 8	$ -
Additional paid in capital	$ 199,992	$ -

Exchange of repurchase agreements and common stock to Series C preferred stock:
Common stock cancelled	$ (1,658)	$ -
Series C preferred stock	$ 100	$ -
Additional paid in capital	$ 1,558	$ -
Repurchase agreements payable	$ (926,675)	$ -
Treasury stock	$ 926,675	$ -

Treasury stock retired and cancelled
Common stock cancelled	$ (823)	$ (451)
Additional paid in capital	$ (406,877)	$ (149,649)
Treasury stock	$ 407,700	$ 150,100

Repurchase agreements payable	$ -	$ 1,484,475
Treasury stock	$ -	$ (1,484,475)

Cancellation of 20,000,000 shares of preferred stock:
Preferred stock	$ -	$ (2,000)
Additional paid in capital	$ -	$ 2,000
See accompanying notes to consolidated financial statements

MEDYTOX SOLUTIONS, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
For the years ended December 31, 2012 and 2011

	Preferred stock						Common stock		Additional			Accumulated	Total
	Non-designated		Series B		Series C				paid-in	Treasury	Noncontrolling	deficit /	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	interests	earnings	equity (deficit)

Balance, December 31, 2010	-	$ -	-	$ -	-	$ -	32,465,300	$ 3,247	$ 740,576	$ -	$ -	$ (1,174,986)	$ (431,163)

Preferred stock issued per agreement	20,000,000	2,000	-	-	-	-	-	-	18,000	-	-	-	20,000

Repurchase agreements for purchase of treasury stock	-	-	-	-	-	-	-	-	-	(1,484,475)	-	-	(1,484,475)

Common stock issued for services	-	-	-	-	-	-	1,300,000	130	12,870	-	-	-	13,000

Common stock issued as inducement for loan	-	-	-	-	-	-	1,500,000	150	14,850	-	-	-	15,000

Acquisition of subsidiaries	-	-	-	-	-	-	-	-	(122,886)	-	209,108	-	86,222

Common stock repurchased	-	-	-	-	-	-	(2,300,500)	(231)	(149,869)	150,100	-	-	-

Common stock cancelled	-	-	-	-	-	-	(2,200,000)	(220)	220	-	-	-	-

Preferred stock cancelled	(20,000,000)	(2,000)	-	-	-	-	-	-	2,000	-	-	-	-

Net income for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	494,094	92,701	586,795

Balance, December 31, 2011	-	-	-	-	-	-	30,764,800	3,076	515,761	(1,334,375)	703,202	(1,082,285)	(1,194,621)

Common stock issued as inducement for loan	-	-	-	-	-	-	80,000	8	199,992	-	-	-	200,000

Common stock repurchased from lender and cancelled	-	-	-	-	-	-	(40,000)	(4)	(99,996)	-	-	-	(100,000)

Common stock repurchased under repurchase agreements cancelled	-	-	-	-	-	-	(8,233,100)	(823)	(406,877)	407,700	-	-	-

Repurchase agreements exchanged for Series C preferred stock and common stock cancelled	-	-	-	-	1,000,000	100	(16,580,575)	(1,658)	1,558	926,675	-	-	926,675

Common stock issued in exchange for notes payable	-	-	-	-	-	-	20,128	2	50,315	-	-	-	50,317

Common stock issued for services	-	-	-	-	-	-	22,500	2	223	-	-	-	225

Common stock issued to executives as compensation	-	-	-	-	-	-	23,500,000	2,350	232,650	-	-	-	235,000

Series B preferred stock issued to executives as compensation	-	-	5,000	1	-	-	-	-	-	-	-	-	1

Acquisition of subsidiaries	-	-	-	-	-	-	-	-	-	-	121,004	-	121,004

Disputed activity	-	-	-	-	-	-	-	-	122,886	-	(703,202)	(122,886)	(703,202)

Net income for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	-	2,299,037	2,299,037

Balance, December 31, 2012	-	$ -	5,000	$ 1	1,000,000	$ 100	29,533,753	$ 2,953	$ 616,512	$ -	$ 121,004	$ 1,093,866	$ 1,834,436

See accompanying notes to consolidated financial statements.

Note 1 – Organization, Nature of Business and Presentation

Organization

Medytox Solutions, Inc. (the “Company” or “Medytox”) was organized on July 20, 2005 under the laws of the State of Nevada as Casino Players, Inc.  The Company had a wholly-owned subsidiary, Casino Rated Players, Inc. (“CRP”), a Nevada corporation that was a casino representative company offering complimentary rooms to rated players.  CRP’s revenues were a percentage of the amount of income the casino earned from the rated players.  The casino tracked the play of the rated player to determine its gross income, and CRP was then paid its contractual percentage based on that income, realized at the time of play.

During 2010 and 2011 the casino representative business was minimal. In the first half of 2011, Company management decided to reorganize the operations of the Company as a holding company to acquire and manage a number of companies in the medical services sector.

On June 22, 2011, the Company organized Medytox Medical Management Solutions Corp. ("MMMS"), a Florida corporation, as a wholly-owned subsidiary.  MMMS is a marketing company selling laboratory testing services medical clinics, hospitals and physicians’ offices.  MMMS operates from the corporate offices in West Palm Beach, Florida.

On July 26, 2011, the Company organized Medytox Institute of Laboratory Medicine, Inc. ("MILM"), a Florida corporation, as a wholly-owned subsidiary.  MILM was organized to acquire and manage medical testing laboratories.  MILM operates from the corporate offices in West Palm Beach, Florida.

On August 22, 2011, MILM entered into a purchase agreement to acquire 81% of Trident Laboratories, Inc. ("Trident"), a privately-owned Florida corporation.  Trident operates a medical testing laboratory specializing in urine testing from a facility in Hollywood, Florida.  MILM received 49% ownership in Trident upon signing of the agreement and had the right to acquire an additional 32% for $500,000 to be paid in full by August 22, 2012. The sellers had an option to sell the remaining 19% ownership in Trident for a certain period.  The sellers requested the Purchase Agreement be rescinded on January 16, 2012. MILM filed an action seeking to enforce the purchase agreement against Trident and its shareholders, Michelle Streegstra, Christopher Hawley, Donnette Hawley, Michael Falestra and Skylar Lukas (collectively, the “Trident Defendants”) for (i) civil conspiracy, (ii) specific performance, (iii) anticipatory breach of contract, (iv) constructive trust, (v) accounting, and (vi) interpleader.  In addition, the Trident Defendants filed a counterclaim and third-party complaint stating causes for action for (i) fraudulent inducement, (ii) civil conspiracy, (iii) tortious interference with business relationships, and (iv) defamation.  The claims and counterclaims of Medytox and Trident Defendants are set for trial beginning June 2013.  The Company believes these claims of the Trident Defendants are devoid of legal and factual merit.  The litigation is ongoing and could have a negative effect on the consolidated balance sheet.  The Company has established a disputed net income reserve of $397,918 as of December 31, 2012, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.

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

On February 6, 2012, the Company formed Medytox Diagnostics Inc. (“MDI”), a Florida corporation, as a wholly-owned subsidiary to acquire and build clinical laboratories.

On February 16, 2012, MDI acquired majority interest in Collectaway LLC, now known as PB Laboratories, LLC ("PB Labs"), a Florida limited liability company.  PB Labs has been the Company's main testing facility.  The Company ordered and installed new equipment that has enabled PB Labs to process the increased volume of urine toxicology and blood testing that the Company anticipates.  On October 31, 2012, MDI acquired the remaining noncontrolling interest in PB Labs.  As of October 31, 2012, PB Labs is a wholly-owned subsidiary of MDI.  The financial results of PB Labs have been included in the Company's consolidated financial statements since the date of the acquisition.

Note 1 – Organization, Nature of Business and Presentation (Continued)

Organization (Continued)

On March 9, 2012, the Company formed Medytox Medical Marketing & Sales, Inc., a Florida corporation, as a wholly-owned subsidiary that provides marketing for clinical laboratories that are owned by the Company.

On December 7, 2012, MDI acquired majority interest in Biohealth Medical Laboratory, Inc. (“Biohealth”), a Florida corporation.   The Company ordered and installed new equipment that will enable Biohealth to process the increased volume of urine toxicology and blood testing that the Company anticipates.  The financial results of Biohealth have been included in the Company's consolidated financial statements since the date of the acquisition of the majority interest.

Nature of Operations

As of December 31, 2012, the Company operates in the medical services segment.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations and the inputs used in calculating stock-based compensation and transactions.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of Medytox Solutions, Inc. and its wholly-owned subsidiaries, Medytox Medical Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc., Medical Billing Choices, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, and Medytox Medical Marketing & Sales, Inc., and its majority-owned subsidiary, Biohealth medical Laboratory, Inc.  Due to the dispute with Trident and its selling shareholders, the accounts of Trident Laboratories, Inc. have been excluded from consolidation.  In addition, a disputed net income reserve of $397,918 has been established as of December 31, 2012 representing all of Trident’s net income recognized by the Company since August 22, 2011, the date of acquisition.  All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the 2011 consolidated balance sheet, statement of operations and statement of cash flows have been reclassified to conform to the current period presentation.

Note 2 – Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, respectively, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable consists of amounts due primarily from insurance companies on behalf of customers for laboratory services performed and are shown net of an allowance for doubtful accounts.  Receivables are determined to be past due based on the payment terms of the original contracts or invoices.  The Company uses the allowance method for recognizing bad debts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.   When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company does not typically charge interest on past due receivables.

As of December 31, 2012 and 2011, management recorded allowances for uncollectible accounts in the amount of $5,263,939 and $872,045, respectively.  Such increase was due to the growth in receivables.

Long-Lived Assets and Intangible Property

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  The Company did not recognize any impairment losses for the years ended December 31, 2012 and 2011.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2012 and 2011 the fair values of the Company’s financial instruments approximate their historical carrying amount.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

•

persuasive evidence of an arrangement exists,

•

the product has been shipped or the services have been rendered to the customer,

•

the sales price is fixed or determinable, and

•

collectability is reasonably assured.

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when a urine or blood specimen is tested and the services are billed to an insurance company, an individual, Medicare or Medicaid.  We record the invoice as accounts receivable and reserve for bad debt, insurance discounts (self- pay write off 100%) and estimate net revenues to equal 60% of billed revenues.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $111,691 and $58,598 for the years ended December 31, 2012 and 2011, respectively.  Advertising expenses are included in the Company’s operating expenses.

Note 2 – Summary of Significant Accounting Policies (Continued)

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering, programmer costs and testing of product and outputs.  Indirect costs related to research and development are allocated based on percentage usage to the research and development.  We did not record any research and development costs for the years ended December 31, 2012 and 2011.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the options, warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The FASB has issued ASC 740 “Income Taxes”.  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2012.

Note 2 – Summary of Significant Accounting Policies (Continued)

Basic and Diluted Income Per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of December 31, 2012, there were a total of 21,320,000 stock options to purchase shares of common stock outstanding, $500,000 convertible debenture convertible into 200,000 shares of the Company’s common stock, and 1,000,000 shares of convertible Series C preferred stock outstanding.  However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of loss per share.

Accounting Standards Codification

The FASB’s Accounting Standards Codification (“ASC”) became effective on September 15, 2009.  At that date, the ASC became the FASB’s officially recognized source of authoritative generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the

Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of December 31, 2012 and 2011.

Note 3 – Recent Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

Note 3 – Recent Accounting Pronouncements (Continued)

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

Note 3 – Recent Accounting Pronouncements (Continued)

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the Company’s present or future consolidated financial statements.

Note 4 – Disputed Subsidiary

The Company and MILM are in litigation with Trident Laboratories, Inc. ("Trident") and the results of the litigation may have a negative effect on the balance sheet of the Company.

On January 16, 2012 Trident requested in writing to rescind the stock purchase agreement and is currently in a dispute with the Company’s wholly-owned subsidiary MILM arising out of a stock purchase agreement granting MILM the right to acquire an additional 32% interest in Trident.  MILM filed an action seeking to enforce the purchase agreement against Trident and its shareholders, Michelle Streegstra, Christopher Hawley, Donnette Hawley, Michael Falestra and Skylar Lukas (collectively, the “Trident Defendants”) for (i) civil conspiracy, (ii) specific performance, (iii) anticipatory breach of contract, (iv) constructive trust, (v) accounting, and (vi) interpleader.  In addition, the Trident Defendants filed a counterclaim and third-party complaint stating causes for action for (i) fraudulent inducement, (ii) civil conspiracy, (iii) tortious interference with business relationships, and (iv) defamation.  The claims and counterclaims of Medytox and Trident Defendants are set for trial beginning June 2013.  The Company believes these claims of the Trident Defendants are devoid of legal and factual merit.  The litigation is ongoing and could have a negative effect on the consolidated balance sheet.

As of the date of these consolidated financial statements, the suit has not yet been resolved and MILM may not recover any of its sales proceeds from Trident.

The Company has not received any financial data on the operations of Trident for the period September 1 through December 31, 2012.  These financial statements were prepared without the missing activity.  Management believes that the missing activity is immaterial to the financial statements as a whole.  The Company has established a disputed net income reserve of $397,918 as of December 31, 2012, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.  The assets and liabilities of Trident have been condensed and presented as assets, or liabilities, attributable to disputed activity in the December 31, 2012 balance sheet.  A separate $389,135 of commissions payable on Trident sales is included in liabilities attributable to disputed activity as of December 31, 2012.  The assets, liabilities and operating results of Trident are included in the consolidated balance sheet, statement of operations and statement of cash flows as of and for the year ended December 31, 2011.

Assets and liabilities of the disputed subsidiary as of December 31, 2012 are as follows:

Total assets	$ 1,367,796

Total liabilities	$ 1,104,063

Note 5 – Long-Lived Assets

Property and equipment at December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011

Medical equipment	$ 269,931	$ -

Equipment	37,140	38,208

Furniture	66,606	64,330

Leasehold improvements	47,197	-

Vehicles	70,828	124,086

Computer equipment	85,478	33,339

Software	196,711	-

	773,891	259,963

Less accumulated depreciation	(175,150)	(94,225)

Property and equipment, net	$ 598,741	$ 165,738

Depreciation of property and equipment was $65,648 and $18,445 for the years ended December 31, 2012 and 2011, respectively.

The Company has recorded medical licenses acquired from acquisitions in the amount of $550,000 as intangible property.  The medical licenses include licenses for Medicare and Medicade, COLA Laboratory Accreditation, Clinical Laboratory Improvement Amendments (CLIA), and State of Florida (AHCA) Clinical Laboratory License and  have indefinite lives.  As such, there was no amortization of intangible assets for the years ended December 31, 2012 and 2011.

Management periodically reviews the valuation of long-lived assets for potential impairments.  Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 6 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties.  At December 31, 2012 and 2011, notes payable consisted of the following:

	December 31,
	2012	2011

Convertible debenture for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%.  Interest only payments are payable monthly.  The note is convertible at $2.50 per share until October 31, 2013 when the note is due. This note is subordinated to the loan from TCA and is secured by the assets of the Company, MMMS and Trident.

	$ 500,000	$ 500,000

Loan for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest and principal are payable in 10 equal payments ending August 31, 2013. This note is subordinated to the loan from TCA and is secured by the assets of the Company, MMMS and Trident.	150,000	500,000

Acquisition note to former shareholders of Medical Billing Choices, in the amount of $750,000, payable from percentage of collections, with interest at 6%, payable by August 22, 2013.	449,512	724,989

Loan from TCA Global Credit Master Fund, L.P. Principal of $1,725,000, payable by September 4, 2013. Secured by all assets of the Company and its subsidiaries (other than trident and MBC).	1,725,000	-

Acquisition note to former member of PB Laboratories, LLC for 50.5% ownership, in the amount of $200,000 at 6% interest, with payments of $50,000 quarterly starting May 17, 2012	50,000	-

Acquisition note to former member of PB Laboratories, LLC for 49.5% ownership, in the amount of $200,000 at 0% interest, with payments of $50,000 quarterly starting January 31, 2013	150,000	-

Acquisition note to former shareholder of Biohealth Medical Laboratory, Inc. for 50.5% ownership, in the amount of $165,125 at 0% interest, with payments of $75,000 due quarterly starting February 7, 2013 and a final payment of $15,125 due on August 7, 2013.	99,677	-

Note 6 – Notes Payable (Continued)

	December 31,
	2012	2011
Short-term notes from various affiliates, bearing interest at 12% to 20%. Interest and principal are due on demand.	30,200	10,295

Acquisition note to former shareholders of Trident Laboratories, Inc., original amount $500,000, payable from collections on new work, interest at 6%, payable by August 22, 2012.	-	290,893

Short-term working capital note, noninterest bearing, payable on demand.	-	95,000

Commercial loan with a finance company, dated November 30, 2011, in the original amount of $29,996 and bearing interest at 6.5%. Principal and interest payments in the amount of $854.41 are payable for 60 months ending on October 31, 2016. This note is secured by a lien on a vehicle with a carrying value of $30,000 at December 31, 2011.	-	29,896

Commercial loan with a finance company, dated December 10, 2010, in the original amount of $63,700 and bearing interest at 8%. Principal and interest payments in the amount of $2,000 are payable for 36 months ending on December 10, 2013. This note is secured by a lien on a vehicle with a carrying value of $48,898 at December 31, 2011.	-	44,087

	3,154,389	2,195,160

Less current portion	(3,154,389)	(2,141,489)

Notes payable, net of current portion	$ -	$ 53,671

Principal maturities of notes payable for the next five years and thereafter are as follows:

Year ended December 31,
2013	$ 3,154,389
2014	-
2015	-
2016	-
2017 and thereafter	-

$ 3,154,389

Note 6 – Notes Payable (Continued)

TCA Global

On May 14, 2012, the Company borrowed $550,000 from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012 (the "Credit Agreement"), among Medytox, MMMS, MDI, PB Labs and the Lender.  The funds are being used for general corporate purposes.  Under the Credit Agreement, Medytox may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially was $550,000.

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

•

the revolving loan commitment was increased from $550,000 to $1,100,000 and is subject to further increase, up to a maximum of $4,000,000, in the Lender's sole discretion;

•

the maturity date of the loan was extended to February 8, 2013 from the original maturity date of November 30, 2012 (subject to the Lender's continuing ability to call the loan upon 60 days written notice); and

•

a prepayment penalty was added of 5% if substantially all of the loan is prepaid between 91 and 180 days prior to February 8, 2013, or 2.50% if substantially all of the loan is prepaid within 90 days of February 8, 2013.

On December 4, 2012, the Company borrowed an additional $650,000 in a third round of funding.  These additional funds may also be used for general corporate purposes.  In this third round of funding, certain changes were made to the terms of the Credit Agreement:

•

the revolving loan commitment was increased from $1,100,000 to $1,725,000 and is subject to further increase, up to a maximum of $15,000,000, in the Lender's sole discretion;

•

the maturity date of the loan was extended to September 3, 2013 from the previous maturity date of February 8, 2013, (subject to the Lender's continuing ability to call the loan upon 60 days written notice); and

•

a covenant was added to require that any subsidiary that is formed, acquired or otherwise becomes a subsidiary must guarantee the loan and pledge substantially all of its assets as security for the loan.

Note 6 – Notes Payable (Continued)

Deferred Loan Costs

The Company has incurred certain loan costs as inducement for loans and had recorded them as deferred loan costs.  The loan costs are amortized as interest expense on a straight-line basis over the life of the loan.  Deferred loan costs at December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011

Deferred loan costs	$ 321,950	$ -
Less accumulated accretion as interest	(244,758)	-

Deferred loan costs, net	$ 77,192	$ -

Note 7 – Related Party Transactions

William Forhan, the Chief Executive Officer, director and shareholder of the Company, has advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. The amount outstanding to Mr. Forhan was $57,100 and $50,010 at December 31, 2012 and 2011, respectively.

Alcimede, LLC, of which a shareholder of the Company is the managing member, has advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. The amount outstanding to Alcimede was $85,000 and $0 at December 31, 2012 and 2011, respectively.

A selling shareholder of MBC has advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. The amount outstanding to the selling shareholder was $100,000 at December 31, 2012 and 2011, respectively.

At December 31, 2012, senior management had deferred compensation of $291,766.   During the year ended December 31, 2012, $15,000 was paid and the remaining $276,766 was released by senior management.  The $276,766 is included in gain on settlement of debt (see Note 9).

Note 8 – Stockholders’ Equity

Authorized Capital

The Company has 500,000,000 authorized shares of Common Stock at $0.0001 par value and 100,000,000 authorized shares of Preferred Stock at a par value of $0.0001.

On October 1, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 5,000 shares of Series B Non-convertible Preferred Stock, at $0.0001 par value.  The Series B shares do not include any voting rights and allow for monthly dividends as an amount equal to the sum of 1) ten percent (10%) of the amount of gross sales in excess of $1 million collected in the ordinary course of business, not to exceed $150,000, and 2) fifteen percent (15%) of the amount of gross sales in excess of $2.5 million collected in the ordinary course of business.

Note 8 – Stockholders’ Equity (Continued)

Authorized Capital (Continued)

On October 7, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 1,000,000 shares of Series C Convertible Preferred Stock, at $0.0001 par value.  The Series C shares are convertible to Common Shares by the quotient of 1 divided by the product of 0.80 multiplied by the market price of the Company’s Common Stock at the date of conversion.  The Series C shares also include voting rights of twenty-five (25) votes for every share of Series C Preferred Stock and shall be entitled to dividends at the same time any dividend is paid or declared on any shares of the Company’s Common Stock.

Preferred Stock

During the year ended December 31, 2011, the Company issued 20,000,000 shares of preferred stock to an investor group for a software program and support valued at par value of the stock or $20,000. The preferred shares were later cancelled when the investor group could not produce working software or licenses. The Company recorded an impairment expense against the software tendered in the amount of $20,000 at December 31, 2011. The impairment charge has been charged as a loss on settlement of assets.

During the year ended December 31, 2012, the Company issued 5,000 shares of Series B Preferred Stock to executives as compensation.  The shares were valued at par totaling $1 and charged to operations.

During the year ended December 31, 2012, the Company issued 1,000,000 shares of Series C Preferred Stock in exchange for $926,675 of repurchase agreements and cancelled 16,580,575 shares of treasury stock.

During the year ended December 31, 2012, the Series B Preferred shareholders agreed to limit their dividend for 2012 to a total of $50,000.  The dividend was paid on December 6, 2012.  If the dividend had not been limited, the Series B shareholders would have received $281,430.

Common Stock

On June 20, 2011 the Company issued 1,300,000 shares of its restricted Common Stock for consulting fees totaling $13,000.

On October 1, 2011 the Company issued 1,500,000 shares of its restricted Common Stock valued at $15,000 as inducement to accept a $500,000 Debenture.

During the year ended December 31, 2011, the Company offered promissory notes in the total amount of $1,484,475 to a number of shareholders in exchange for retiring a total of 27,114,175 shares of common shares.  Some of these shares have been returned and are listed as treasury stock at December 31, 2011.  The promissory notes are recorded as other liabilities on the balance sheet. As the notes are paid off, the associated treasury stock is cancelled.

During the year ended December 31, 2011, the Company paid a total of $172,600 on the promissory notes and cancelled 2,300,500 shares of the treasury stock at a value of $150,100.

During the year ended December 31, 2011, the Company also cancelled 2,200,000 shares of common stock, issued for services never performed.

Note 8 – Stockholders’ Equity (Continued)

Common Stock (Continued)

During the year ended December 31, 2012, the Company paid a total of $385,200 on the promissory notes and cancelled 8,233,100 shares of the treasury stock at a value of $407,700.  Also during the year ended December 31, 2012, The Company exchanged the remaining $926,675 of the promissory notes for 1,000,000 shares of Series C Preferred Stock and cancelled 16,580,575 shares of the treasury stock at a value of $926,675.

During the year ended December 31, 2012, the Company issued 80,000 shares of its restricted Common Stock for corporate advisory and investment banking services in connection with an additional funding at a value of the services received of $200,000.  Also during the same period, the Company repurchased and cancelled 40,000 shares of the restricted Common Stock from the lender for a total of $100,000.

During the year ended December 31, 2012, the Company issued 20,128 shares of its restricted Common Stock in conversion of a note payable of $50,317.

During the year ended December 31, 2012, the Company issued 22,500 shares of its restricted Common Stock for consulting services at a value of $225.

During the year ended December 31, 2012, the Company issued 23,500,000 shares of its restricted Common Stock for compensation to executives at a value of $235,000.

Stock Options

During the year ended December 31, 2012, the Company’s Board of Directors granted stock options to purchase 21,320,000 shares of the Company’s restricted Common Stock to employees and non-employees.  The Company does not have a stock option plan approved by shareholders.

The following summarizes option activity for the year ended December 31, 2012 and 2011:

		Weighted
	Common Stock Options Outstanding			average
	Employee	Non-employee	Total	exercise price
Outstanding at December 31, 2010	-	-	-	-

Options granted	-	400,000	400,000	$ 4.50
Options exercised	-	-	-	-
Options cancelled or expired	-	-	-	-

Outstanding at December 31, 2011	-	400,000	400,000	4.50
Options granted	19,300,000	3,020,000	22,320,000	5.66
Options exercised	-	-	-	-
Options cancelled or expired	(1,000,000)	(400,000)	(1,400,000)	3.43

Balance at December 31, 2012	18,300,000	3,020,000	21,320,000	$ 5.81

Note 8 – Stockholders’ Equity (Continued)

Stock Options (Continued)

The following table summarizes information with respect to stock options outstanding and exercisable by employees at December 31, 2012:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$2.50	6,250,000	4.85	$2.50	$ -	6,250,000	$2.50	$ -
$5.00	6,050,000	4.98	$5.00		6,050,000	$5.00
$10.00	6,000,000	10.00	$10.00		6,000,000	$10.00
	18,300,000		$5.79	$ -	18,300,000	$5.79	$ -

During the year ended December 31, 2012, the Company issued 19,300,000 options to employees with a grant date fair value of $0.00 as there is no market value for the stock.  1,000,000 options were cancelled during the year ended December 31, 2012.  All of the options granted were fully vested upon their grant.  Stock option expense for employees was $0 and $0 for the years ended December 31, 2012 and 2011.

The Company estimated the fair value of employee stock options using the Black-Scholes Option Pricing Model. The fair value of employee stock options is expensed upon vesting of the awards. The fair value of employee stock options was estimated using the following assumptions:

Stock Price	$0.00
Expected term	1 to 5 years
Expected volatility	29 to 30%
Risk-free interest rate	0.25 to 0.72%
Dividend yield	0

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at December 31, 2012:

Note 8 – Stockholders’ Equity (Continued)

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value
$2.50	1,020,000	4.94	$2.50	-	1,020,000	$2.50	-
$5.00	1,000,000	5.00	$5.00		1,000,000	$5.00
$10.00	1,000,000	10.00	$10.00		1,000,000	$10.00
	3,020,000		$5.81	$ -	3,020,000	$5.81	$ -

During the years ended December 31, 2012 and 2011, the Company issued 3,020,000 and 400,000 options to non-employees with a grant date fair value of $0.00 as there is no market value for the stock.  400,000 options were cancelled during the year ended December 31, 2012.  All of the options granted were fully vested upon their grant.  Stock option expense for non-employees was $0 and $0 for the years ended December 31, 2012 and 2011.

The Company estimated the fair value of non-employee stock options using the Black-Scholes Option Pricing Model. The fair value of employee stock options is expensed upon vesting of the awards. The fair value of employee stock options was estimated using the following assumptions:

Stock Price	$0.00
Expected term	2 to 10 years
Expected volatility	29 - 30%
Risk-free interest rate	0.25 – 1.78%%
Dividend yield	0

Note 9 – Settlement of Debt

During the year ended December 31, 2012, two parties, our Chief Executive Officer and a former officer and director of the Company, released the Company of remaining contractual deferred compensation amounts due to them totaling $276,766 which were recorded in accrued liabilities at December 31, 2011.

During the year ended December 31, 2012, three parties, former vendors of Casino Players, Inc., released the Company of remaining contractual amounts due to them totaling $59,000 which were recorded in accounts payable at December 31, 2011.

During the year ended December 31, 2012, three parties, former employees of MMMS, released the Company of remaining contractual amounts due to them totaling $12,549 which were recorded in accounts payable at December 31, 2011.

Note 10 – Income Taxes

Significant components of the income tax provision (benefit) are summarized as follows:

	Year Ended December 31,
	2012	2011

Current provision	$ 1,883,900	$ 156,000
Deferred provision	(1,402,500)	(328,200)

	$ 481,400	$ (172,200)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before taxes for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
	2012	2011

Expected federal income tax at 34% statutory rate	34.0%	34.0%
State income taxes	3.6%	3.6%
Permanent differences	3.4%	0.0%
Change in valuation allowance	-26.0%	-79.6%

Actual tax expense (benefit)	15.1%	-42.0%

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”.  Deferred income taxes arise from the difference in the recognition of income and expenses for tax purposes.  Deferred tax assets and liabilities are comprised of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred income tax asset (liability), current:

Allowance for doubtful accounts	$ 1,980,600	$ 328,200
Accrued officer salaries	-	109,800
	1,980,600	438,000
Deferred income tax asset (liability), non-current:

Net operating loss	-	825,300
Intangible amortization	(36,100)	10,900
Valuation allowance	-	(825,300)
	(36,100)	10,900

Net deferred income tax assets	$ 1,944,500	$ 448,900

Note 10 – Income Taxes (continued)

Management has reviewed the provisions regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it will have sufficient taxable income to realize those assets. Therefore, management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will be realized. The change in the valuation allowance was $825,300 and $448,900 for the years ended December 31, 2012 and 2011, respectively.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and the states of Florida and North Carolina. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.  As of December 31, 2012, tax years 2011, 2010, 2009, 2008, 2007, 2006 and 2005 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Note 11 – Acquisitions

The Company completed two acquisitions each during the years ended December 31, 2012 and 2011.  The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of FASB ASC Topic 805 “Business Combinations“.  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill.

Goodwill was attributable to the following subsidiaries as of December 31, 2012 and 2011:

	December 31,
	2012	2011

Trident	$ -	$ 500,000

MBC	802,112	802,112

PB Labs	107,124	-

Biohealth	141,676	-

	$ 1,050,912	$ 1,302,112

The Trident goodwill of $500,000 is included in the assets attributable to disputed activity at December 31, 2012.

Biohelath Laboratory, Inc.

On December 7, 2012, the Company, through its subsidiary, MDI, agreed to purchase 50.5% of Biohealth Medical Laboratory, Inc. ("Biohealth") from two unrelated parties for cash of $100,000 and an installment note in a total amount of $165,125.  The note is being paid in $75,000 payments due on February 7 and May 7, 2013 and a final installment of $15,125 on August 7, 2013. The Company made an early payment of $65,448 during the year ended December 31, 2012 and the note has a balance due of $99,677.

Note 11 – Acquisitions (Continued)

Biohelath Laboratory, Inc. (Continued)

The following table summarizes the consideration given for Biohealth and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling - interest in Biohealth.

Consideration Given:

	Cash	$ 100,000
	Acquisition Note	165,125

	Total Consideration	$ 265,125

Fair value of identifiable assets acquired and liabilities assumed:

	Cash	$ 19,327
	Accounts receivable	64,206
	Property and equipment, net	9,477
	Deposits	3,143
	Accounts payable	(120,590)
	Accrued expenses	(6,110)
	Identifiable intangible assets	275,000
	Total identifiable net assets	244,453

Noncontrolling interest in Biohealth		(121,004)
Goodwill		141,676

		$ 265,125

Intangible assets consisting of certain medical licenses were valued by management based on the fair value of obtaining such licenses.  As the licenses have indefinite lives, the intangible assets are non-amortizable (See Note 5 – Long-Lived Assets).

PB Laboratories, LLC

On February 16, 2012, the Company, through its subsidiary, MDI, agreed to purchase 50.5% of PB Laboratories, LLC ("PB Labs") from an unrelated party for cash of $1,000 and an installment note in a total amount of $200,000.  The note is being paid in $50,000 quarterly payments over 12 months. The Company made payments of $150,000 during the year ended December 31, 2012 and the note has a balance due of $50,000.

On October 31, 2012, MDI agreed to purchase the remaining 49.5% of PB Labs from the noncontrolling member for an installment note in a total amount of $200,000.  The note is being paid in $50,000 quarterly payments over 12 months. The Company made payments of $50,000 during the year ended December 31, 2012 and the note has a balance due of $150,000.

PB Labs was organized in October 2005.  The Company was not required to file audited consolidated financial statements for the years ended December 31, 2011 and 2010 on a Form 8-K in connection with the acquisition.

Note 11 – Acquisitions (Continued)

PB Laboratories, LLC (Continued)

The following table summarizes the consideration given for PB Labs and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date of PB Labs.

Consideration Given:

	Cash	$ 1,000
	Acquisition Note	400,000

	Total Consideration	$ 401,000

Fair value of identifiable assets acquired and liabilities assumed:

	Cash	$ 1,876
	Property and equipment, net	17,000
	Identifiable intangible assets	275,000
	Total identifiable net assets	293,876

Goodwill		107,124

		$ 401,000

Intangible assets consisting of certain medical licenses were valued by management based on the fair value of obtaining such licenses.  As the licenses have indefinite lives, the intangible assets are non-amortizable (See Note 5 – Long-Lived Assets).

Trident Laboratories, Inc.

On August 22, 2011 the Company, through its subsidiary, MILM, entered into a purchase agreement to acquire 81% of Trident Laboratories, Inc. ("Trident"), a privately-owned Florida corporation.  Trident operates a medical testing laboratory specializing in urine testing from a facility in Hollywood, Florida.  MILM received 49% ownership in Trident upon signing of the agreement and had the right to acquire an additional 32% for $500,000 to be paid in full by August 22, 2012. The sellers had an option to sell the remaining 19% ownership in Trident for a certain period.

The sellers requested the Purchase Agreement be rescinded on January 16, 2012. MILM filed an action seeking to enforce the purchase agreement against Trident and its shareholders, Michelle Streegstra, Christopher Hawley, Donnette Hawley, Michael Falestra and Skylar Lukas (collectively, the “Trident Defendants”) for (i) civil conspiracy, (ii) specific performance, (iii) anticipatory breach of contract, (iv) constructive trust, (v) accounting, and (vi) interpleader.  In addition, the Trident Defendants filed a counterclaim and third-party complaint stating causes for action for (i) fraudulent inducement, (ii) civil conspiracy, (iii) tortious interference with business relationships, and (iv) defamation.  The claims and counterclaims of Medytox and Trident Defendants are set for trial beginning June 2013.

Note 11 – Acquisitions (Continued)

Trident Laboratories, Inc. (Continued)

The following table summarizes the consideration given for Trident and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling - interest in Trident.

Consideration Given:

	Acquisition Note	$ 500,000

Fair value of identifiable assets acquired and liabilities assumed:

	Cash	$ 848
	Accounts receivable	119,477
	Other current assets	24,596
	Property and equipment, net	131,714
	Accounts payable	(44,861)
	Accrued liabilities	(11,287)
	Related party loans	(72,091)
	Long-term liabilities	(50,799)
	Total identifiable net assets	97,597

Noncontrolling interests in Trident		(97,597)
Goodwill		500,000

		$ 500,000

Medical Billing Choices, Inc.

On August 22, 2011 the Company agreed to purchase 100% of Medical Billing Choices, Inc. (“MBC”) from unrelated parties for cash and a note for a total amount of $850,000.  Medytox paid $100,000 down in cash and will pay the $750,000 note in monthly payments from the collections in MBC on Medytox billings. The note balance must be paid off within 24 months or the shareholders of MBC have the right to rescind the agreement.

As of the signing of the agreement, MBC assigned 49% of the stock to escrow for the benefit of Medytox and assumed the duties of billing the medical services provided by any subsidiary of Medytox.  Upon payment of the $750,000 note, The Company will receive the 49% of the stock in escrow and the remaining 51% from the shareholders of MBC, at which time, Medytox will own 100% of the MBC.  Until the note is paid in full the former shareholders of MBC will be allowed to keep 100% of the profits of their existing and future non-Medytox billings.

Note 11 – Acquisitions (Continued)

Medical Billing Choices, Inc. (Continued)

The following table summarizes the consideration given for MBC and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date of MBC.

Consideration Given:

	Cash	$ 100,000
	Acquisition Note	750,000

	Total Consideration	$ 850,000

Fair value of identifiable assets acquired and liabilities assumed:

	Cash	$ 80,073
	Accounts receivable	15,550
	Property and equipment, net	51,897
	Accrued liabilities	(47,584)
	Long-term liabilities	(52,048)
	Total identifiable net assets	47,888

Goodwill		802,112

		$ 850,000

Note 12 – Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and business equipment for its corporate office and subsidiaries under multiple year non-cancelable operating leases that expire through 2016.  The office lease agreements have certain escalation clauses and renewal options.  Additionally, the Company has lease agreements for computer equipment, office copiers and fax machines.

The office space lease agreements include escalating rents over the lease term. The Company expenses rent on a straight-line basis over the lease term which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued Expenses in the accompanying Consolidated Balance Sheets.

Note 12 – Commitments and Contingencies (Continued)

Operating Lease Commitments (Continued)

At December 31, 2012, future minimum lease payments under these leases are as follows:

Year ending December 31,
2013	$ 170,467
2014	150,671
2015	128,505
2016	22,457

Total minimum future lease payments	$ 472,100

Rent expense for the years ended December 31, 2012 and 2011 was $134,733 and $57,623, respectively.

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

Legal Matters – Trident Labs

As described in Note 4, Disputed Subsidiary, one subsidiary, Trident Laboratories, Inc. ("Trident") is currently in a contract dispute with the Company.  The selling shareholders requested the Purchase Agreement be rescinded on January 16, 2012. MILM filed an action seeking to enforce the purchase agreement against Trident and its shareholders, Michelle Streegstra, Christopher Hawley, Donnette Hawley, Michael Falestra and Skylar Lukas (collectively, the “Trident Defendants”) for (i) civil conspiracy, (ii) specific performance, (iii) anticipatory breach of contract, (iv) constructive trust, (v) accounting, and (vi) interpleader.  In addition, the Trident Defendants filed a counterclaim and third-party complaint stating causes for action for (i) fraudulent inducement, (ii) civil conspiracy, (iii) tortious interference with business relationships, and (iv) defamation.  The claims and counterclaims of Medytox and Trident Defendants are set for trial beginning June 2013.  The Company believes these claims of the Trident Defendants are devoid of legal and factual merit.  The litigation is ongoing and could have a negative effect on the consolidated balance sheet.  The Company has established a disputed net income reserve of $397,918 as of December 31, 2012, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.

Note 12 – Commitments and Contingencies (Continued)

Legal Matters (Continued)

Legal Matters – Bradley T. Ray

On July 26, 2011, the Company organized Medytox Institute of Laboratory Medicine, Inc. ("MILM"), a Florida corporation, as a wholly-owned subsidiary.  MILM was organized to acquire and manage medical testing laboratories.  MILM operates from the corporate offices in West Palm Beach, Florida.

In February 2012, Bradley Ray filed a claim asserting that he owned the shares of MILM. On January 29, 2013, the parties reached an agreement resolving and settling their dispute.    As a result of the settlement, all cases in which Mr. Ray alleged an ownership interest in MILM were dismissed with prejudice.

Legal Matters – Richard McCullough

The Company filed a two count complaint against Richard McCullough in Broward County, Florida on June 1, 2012, bringing claims against him for defamation and tortious interference with business relationships.  The Company intends to vigorously pursue this action and protect its reputation and business relationships.

Note 13 – Pro Forma Financial Information

The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 2012 as if the acquisitions of PB Labs and Biohealth had been completed January 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2012.

	UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
	FOR THE YEAR ENDED DECEMBER 31, 2012 (UNAUDITED)

				Biohealth
		Medytox	PB	Medical
		Solutions, Inc.	Laboratories, LLC	Laboratory, Inc.	Pro Forma
		Historical	Historical	Historical	Adjustments	Ref	Combined
			(1)	(2)

	Revenues	$ 21,076,357	$ -	$ 1,149,455	$ -		$ 22,225,812

	Operating expenses	17,545,404	-	1,012,670	-		18,558,074

	Income income from operations	3,530,953	-	136,785	-		3,667,738

	Other income (expense)	(302,598)	-	(1,197)	-		(303,795)

	Income before income taxes	3,228,355	-	135,588	-		3,363,943

	Provision for income taxes	481,400	-	-	51,000	(3)	532,400

	Income (loss) before noncontrolling interest	2,746,955	-	135,588	(51,000)		2,831,543

	Income attributable to noncontrolling interest	-	-	-	-		-

	Net income (loss)	2,746,955	-	135,588	(51,000)		2,831,543

	Net loss from disputed activity	(397,918)					(397,918)
	Preferred stock dividends	(50,000)	-	-	-		(50,000)

	Net income (loss) available for common shareholders	$ 2,299,037	$ -	$ 135,588	$ (51,000)		$ 2,383,625

	Net income per share;
	Basic and diluted	$ 0.07					$ 0.08

	Weighted average number of shares, basic and diluted:
	Basic and diluted	30,795,073					30,795,073

(1)	Represents unaudited results of operations of PB Laboratories, LLC from January 1, 2011 to February 16, 2012.
	PB Laboratories' results of operations from February 17, 2012 to December 31, 2012 are consolidated with Medytox Solutions, Inc.
	Financial data prior to February 17, 2012 is unavailable and is deemed minor.

(2)	Represents unaudited results of operations of Biohealth Medical Laboratory, Inc. from January 1, 2012 to December 7, 2012.
	Biohealth's results of operations from December 8, 2012 to December 31, 2012 are consolidated with Medytox Solutions, Inc.

(3)	Additional income tax expense on the income related to Biohealth Medical Laboratory for the period January 1 to December 7, 2012.

Note 14 – Subsequent Events

On January 1, 2013, the Company, through its subsidiary, Medytox Diagnostics, Inc., (“MDI”) purchased 100% of Alethea Laboratories, Inc. (“Alethea”) from unrelated parties for $700,000. $100,000 was paid at closing and the remaining $600,000 is payable under two promissory notes over 6 quarterly installments. Alethea is located in Las Cruces, New Mexico. In addition, the Company and MDI guaranteed a note payable totaling $344,650.

On January 7, 2013, the Company issued 33,400 shares of its Common Stock to eight unrelated parties for $83,500 in cash.

Effective January 22, 2013, Biohealth Medical Laboratory, Inc., a recently acquired majority-owned subsidiary of Medytox ("Biohealth"), entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

On January 25, 2013 MDI entered into a ten year, automatically renewable, License Agreement with Dry Spot Diagnostics AG (Dry Spot”), a German based Laboratory for the right to use a proprietary specialty in-vitro diagnostic test system for plasma, urine and other biological fluids in its US based laboratories. Medytox will pay to Dry Spot a Royalty equal to 10% of the collected revenue generated from providing the Licensed Laboratory diagnostic tests to Medytox customers. The Licensor must receive a minimum of $100,000 in 2014 and $200,000 each year thereafter for the license to remain intact.

In February 2012 Bradley Ray filed an action claiming the ownership of Medytox Institute of Laboratory Medicine, Inc., a subsidiary of Medytox ("MILM"). On January 29, 2013, the parties reached an agreement resolving and settling all their disputes. As a result of the settlement, all cases in which Mr. Ray alleged an ownership interest in MILM have been dismissed with prejudice.

On March 4, 2013, Medytox borrowed an additional $800,000 from TCA pursuant to the terms of Amendment No, 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013 ("Amendment No. 3"). These additional funds shall be used in accordance with management's discretion. In connection with Amendment No. 3, Advantage Reference Labs, Inc., a newly-formed wholly-owned subsidiary of Medytox ("Advantage"), entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

In connection with Amendment No. 3, Medytox executed an Amended and Restated Revolving Promissory Note, due September 4, 2013, in the amount of $2,525,000. Except as provided in Amendment No. 3, the terms of the Credit Agreement remain in full force and effect.

On March 27, 2013, the Company formed a new subsidiary, Advantage Reference Labs, Inc. (“Advantage”).  The Company entered into a long term lease in a 12,000 square foot facility located in Riviera Beach, Florida, where Advantage’s laboratory activities will be performed.

On March 27, 2013, the Company paid in full its related party obligation to Alcemede, LLC totaling $85,000.

On March 27, 2013, the Company paid $10,000 to William Forhan and received a full waiver of its obligation of $57,100.

On April 4, 2013, the Company, through its subsidiary, MDI, purchased 100% of International Technologies, Inc. (“Intech”) from unrelated parties for $627,000.  $127,000 was paid at closing and the remaining $500,000 is payable under two $250,000 convertible debentures that may be converted to Medytox common stock at a 10% discount. Intech is located in North Bergen County, New Jersey.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 9: Changes in Registrant's Certifying Accountant.

Effective January 10, 2013, Peter Messineo, CPA, of Palm Harbor, Florida ("PM"), the Company's independent registered public accounting firm, merged with Drake and Klein CPAs PA and began practicing as Drake Klein Messineo, CPAs PA of Clearwater, Florida ("DKM").  As a result of the merger, PM effectively resigned as the Company's independent registered public accounting firm on January 1, 2013.  The Board of Directors of the Company was advised of the merger and approved the engagement of DKM as the Company's independent registered public accounting firm, effective January 1, 2013.

Item 9A.  Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

*

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

*

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

*

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment identified several control deficiencies none of which rise to the level of a material weaknesses in internal control over financial reporting.  Although management noted that with the addition of subsidiaries and the increase in operation, our system of internal controls over financial reporting is a work in process and may not cover all contingencies, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2012 we continued the implementation of our business model and created or purchased three subsidiaries.  The purchased subsidiaries had their own systems of internal controls which need to conform to the parent's.  Management has been implementing controls to assist with the consolidation of the various entities.  There have been and will be significant change in the internal control over financial reporting, while our Company evolves, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and titles of our executive officers and members of our board of directors as of the date of this Annual Report:

Name:	Age:	Position:
William G. Forhan	68	Chief Executive Officer and Chairman since Inception (Principal Executive Officer)

Jace Simmons	56	Chief Financial Officer

Sharon L. Hollis	36	Vice President of Operations

Francisco Roca, III	47	Vice President of Marketing and Sales

Steven Sramowicz	47	Vice President of Business Development

Dr. Thomas F. Mendolia	54	Chief Executive Officer of the Company's Laboratories

Set forth below is certain information relating to the Company's director and executive officers.

All directors of the company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Management's and Director's Biographies

William Forhan has been serving as the Company's CEO and Chairman since its inception on July 20, 2005.  He also was Chief Financial Officer from inception to February 2012.  Mr. Forhan was a director and the Chief Executive Officer and Chief Financial Officer of National Asset Recovery, Inc., a repossession company, from August 2010 to December 2010 and thereafter was the Chief Operating Officer until January 2011.  From July 2008 to July 2009, Mr. Forhan provided consulting services to Next Interactive, Inc., an OTCBB company (OTCBB: NXOI) specializing in travel services.  From July 2002 until June 2008, Mr. Forhan serviced as the Chief Executive Officer and Co-Chairman of Invicta Group, Inc. (OTCBB: IVIT), an internet medical company that sells advertising online to travel suppliers (hotels, tourist boards, tour operators and cruise lines).  Mr. Forhan since January 2009 has also served as the Chief Executive Officer and a director of Ballroom Dance Fitness, Inc.

Jace Simmons has been the Chief Financial Officer of the Company since March 1, 2012.  Prior to joining the Company, from June 2007, Mr. Simmons was the Chief Financial Officer of Renaissance PG, LLC, a real estate developer and manager in Knoxville, Tennessee.  Prior to that, from 2005, he was the Chief Financial Officer of Housing Trust Group, a real estate developer and manager in Miami, Florida.  Mr. Simmons also served as Chief Financial Officer of Paving Stone Corp., an OTC Bulletin Board company from 2000 to 2004.

Sharon Hollis has been the Vice President of Operations of the Company since August 2011.  Since June 2011, she also has been the co-owner of Dash Software, LLC, a software development company.  From 2006 to 2009, Ms. Hollis was a real estate agent in New York and Florida.

Francisco Roca, III has been the Vice President of Marketing and Sales of the Company since September 2011.  Prior to joining the Company Mr. Roca was the owner and Chief Marketing Officer of Sportscare Orthopedics, Inc., a supplier of orthopedic bracings to doctors, clinics and therapists.

Steven Sramowicz has served as the Vice President of Business Development of the Company since April 2012.  Mr. Sramowicz also has been, since 2003, the President of Mrs X Two, Inc., a medical consulting firm, and since 2007, a director of Micro Surgery, Inc., a neuro-surgery practice.

Dr. Thomas F. Mendolia has served as the Chief Executive Officer of the Company's Laboratories since April 2012. Dr. Mendolia is Board certified in gastroenterology and practiced medicine for 23 years, before selling his practice in 2009.

Consulting Agreement

The Company and Seamus Lagan entered into a non-exclusive Consulting Agreement on May 25, 2011.  Under the agreement, Mr. Lagan rendered management consulting and business advisory services and advised on marketing strategies.  The Company paid Mr. Lagan $15,000 per month.  In connection with the consulting agreement, Mr. Lagan received approximately $65,000 in cash and was issued 1,300,000 shares of Common Stock with a value of $13,000.  This agreement was in effect through October 3, 2011, when it was replaced by a consulting agreement between the Company and Alcimede LLC, which is controlled by Mr. Lagan.  Under this new agreement, Alcimede agreed to assist the Company by providing management as may be required by the Company, assisting with the Company's capital structure and funding, completing acquisitions and funding, and structuring and securing financing.  The term of the Alcimede agreement was from October 3, 2011 to December 31, 2013, with automatic renewals for an additional year unless one party delivered notice of nonrenewal.  The Company agreed to pay Alcimede a retainer of $20,000 a month and issued Alcimede options to purchase 200,000 shares of Common Stock, exercisable at $3.00 per share through January 1, 2014, and an additional 200,000 shares of Common Stock exercisable at $6.00 per share through January 1, 2015.  The Company also reimbursed Alcimede's expenses.

The Company and Alcimede entered into a revised Consulting Agreement as of October 1, 2012.  This agreement replaces and supersedes the prior Alcimede consulting agreement.  This new agreement is for three years, subject to annual renewals thereafter, unless either party gives notice of non-renewal.  The retainer remains at $20,000 a month and the Company continues to reimburse Alcimede for its expenses.  The parties agreed to cancel the options issued pursuant to the prior agreement.  Under the new agreement the Company issued Alcimede 4,500,000 shares of Common Stock and 1,000 shares of Series B Preferred Stock.  In addition, Alcimede received options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 per share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 per share through December 31, 2017 and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.

Family Relationships amongst Directors and Officers

There are no family relationships between the officers and directors.

Committees of the Board of Directors

Our board does not have governance, nominating, or executive committees or any other committees.

Code of Ethics

The Company has adopted a written code of ethics ("Code"), which Code is applicable to the Board of Directors and officers of the Company, including, but not limited to the Company's Chief Executive Officer, Chief Financial Officer, Controller and all persons performing similar functions to the foregoing officers of the Company.  The Code is attached hereto as Exhibit 14 to this Annual Report.

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

To date, none of our officers, directors and principal stockholders have filed the required forms under Section 16(a) of the Exchange Act therein reflecting their beneficial ownership of the Registrant's shares.

Item 11.  Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our executive officers for 2012 and 2011.  The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards(1)	All Other Comp(2)	Total
William Forhan (1) Chief Executive Officer and Chairman	2011 2012	$116,667 $200,000	- -	- $25,000(3)	- -	$116,667 $225,000
Jace Simmons (2) Chief Financial Officer	2012	$155,264	-	$10,000(4)	-	$165,264
Francsco Roca, III Vice President of Sales and Marketing	2011 2012	$41,198 $230,130	- -	- $45,000.10(5)	- -	$41,198 $275,130.10
Sharon L. Hollis Vice President of Operations	2011 2012	$50,000 $221,316	- -	- $45,000.10(5)	- -	$50,000 $266,326.10

Dr. Thomas F. Mendolia(6) Chief Executive Officer of Company Laboratories	2012	$290,965	-	$45,000.10(5)	-	$335,965.10

Steven Sramowicz(7) Vice President of Business Development	2012	$133,591	-	$45,000.10(5)	-	$178,591.10

(1)

Stock awards are valued based on the aggregate grant date fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.

(2)

Commenced employment March 2012

(3)

Mr. Forhan received 2,500,000 shares of Common Stock and 3,000,000 options to purchase Common Stock as follows: (a) 1,000,000 options to purchase Common Stock at an exercise price of $2.50 per option, exercisable prior to December 31, 2017; (b) 1,000,000 options to purchase Common Stock at an exercise price of $5.00 per option, exercisable prior to December 31, 2017; and (c) 1,000,000 options to purchase Common Stock at an exercise price of $10.00 per option, exercisable prior to December 31, 2022.

(4)

Mr. Simmons received 1,000,000 shares of Common Stock and 3,000,000 options to purchase Common Stock as follows: (a) 1,000,000 options to purchase Common Stock at an exercise price of $2.50 per option, exercisable prior to December 31, 2017; (b) 1,000,000 options to purchase Common Stock at an exercise price of $5.00 per option, exercisable prior to December 31, 2017; and (c) 1,000,000 options to purchase Common Stock at an exercise price of $10.00 per option, exercisable prior to December 31, 2022.

(5)

Received 4,500,000 shares of Common Stock, 1,000 shares of Series B Non-Convertible Preferred Stock and 3,000,000 options to purchase Common Stock as follows: (a) 1,000,000 options to purchase Common Stock at an exercise price of $2.50 per option, exercisable prior to December 31, 2017; (b) 1,000,000 options to purchase Common Stock at an exercise price of $5.00 per option, exercisable prior to December 31, 2017; and (c) 1,000,000 options to purchase Common Stock at an exercise price of $10.00 per option, exercisable prior to December 31, 2022.

(6)

Commenced employment April 2012.

(7)

Commenced employment April 2012.

Employment Agreements:

William G. Forhan, CEO

On October 1, 2012, Mr. Forhan and the Company entered into an employment agreement for Mr. Forhan to serve as the Chief Executive Officer of the Company.  The term of the agreement is three years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice.  Mr. Forhan will receive an annual salary of $200,000, subject to review each year.  Pursuant to the agreement, Mr. Forhan was issued 2,500,000 shares of Common Stock upon the signing of the agreement and was granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 a share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 a share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.

Jace Simmons, CFO

On October 1, 2012, Mr. Simmons and the Company entered into an employment agreement for Mr. Simmons to serve as the Chief Financial Officer of the Company.  This agreement replaced Mr. Simmons' prior employment agreement with the Company, dated March 1, 2012.  The term of the new agreement is two years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice.  Mr. Simmons will receive an annual salary of $185,000, subject to review each year.  He will participate in senior management bonus programs to be approved by the Board of Directors.  The options to purchase  1,000,000 shares of Common Stock that Mr. Simmons had received under his prior agreement were cancelled.  Pursuant to his new agreement, Mr. Simmons was issued 1,000,000 shares of Common Stock upon the signing of the agreement.   Mr. Simmons was also granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 per share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 per share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.  In the event the Company is merged into or acquired by another entity and Mr. Simmons' position changes, he will be offered an amount equal to his compensation and benefits to the end of the then current term.

Sharon Hollis, Vice President of Operations

On October 1, 2012, Ms. Hollis and the Company entered into an employment agreement for Ms. Hollis to serve as Vice President of Operations of the Company.  The term of the agreement is three years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice.  Ms. Hollis will receive an annual salary of $240,000, subject to review each year.  Pursuant to the agreement, Ms. Hollis was issued 4,500,000 shares of Common Stock and 5,000 shares of Series B Preferred Stock upon the signing of the agreement.  She also was granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 a share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at

$5.00 a share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.

Francisco Roca, III, Vice President of Marketing and Sales

On October 1, 2012, Mr. Roca and the Company entered into an employment agreement for Mr. Roca to serve as Vice President of Marketing and Sales of the Company.  The term of the agreement is three years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice.  Mr. Roca will receive an annual salary of $240,000, subject to review each year.  Pursuant to the agreement, Mr. Roca was issued 4,500,000 shares of Common Stock and 5,000 shares of Series B Preferred Stock upon the signing of the agreement.  He was also granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 a share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 a share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.

Steven Sramowicz, Vice President of Business Development

On October 1, 2012, Mr. Sramowicz and the Company entered into an employment agreement for Mr. Sramowicz to serve as Vice President of Business Development of the Company.  The term of the agreement is three years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice.  Mr. Sramowicz will receive an annual salary of $240,000, subject to review each year.  Pursuant to the agreement, Mr. Sramowicz was issued 4,500,000 shares of Common Stock and 5,000 shares of Series B Preferred Stock upon the signing of the agreement.  He was also granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 a share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 a share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2017.

Dr. Thomas F. Mendolia, Chief Executive Officer of the Company's Laboratories

On October 1, 2012, Dr. Mendolia and the Company entered into an employment agreement for Dr. Mendolia to serve as the Chief Executive Officer of the Company's Laboratories.  The term of the agreement is three years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice.  Dr. Mendolia will receive an annual salary of $240,000, subject to review each year.  Pursuant to the agreement, Dr. Mendolia was issued 4,500,000 shares of Common Stock and 5,000 shares of Series B Preferred Stock upon the signing of the agreement.  He also was granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 a share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 a share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our equity securities with respect to stockholders who were known by us to be beneficial owners of more than 5% of our equity securities as of the date of this Annual Report, and our executive officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of equity securities.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our equity securities which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optioned, if applicable.

Name of Beneficial Owner	Address	No. of Shares of Common Stock Owned	Percentage of Ownership (1)	Number of Shares of Class B Preferred Stock Owned	Percentage of Ownership (2)	Number of Shares of Class C Preferred Stock Owned	Percentage of Ownership (3)

William G. Forhan	c/o Medytox Solutions, Inc.	5,400,025 (4)	16.1%	__	0%	261,134	26.1%
	400 S. Australian Ave.
	Suite 800
	West Palm Beach, FL 33401

Jace Simmons	c/o Medytox Solutions, Inc.	4,000,000 (5)	11.9%	__	0%	__	0%
	400 S. Australian Ave.
	Suite 800
	West Palm Beach, FL 33401

Seamus Lagan	c/o Medytox Solutions, Inc.	8,800,000 (6)	26.2%	1,000	20.0%	__	0%
	400 S. Australian Ave.
	Suite 800
	West Palm Beach, FL 33401

Dr. Thomas F. Mendolia	c/o Medytox Solutions, Inc.	7,500,000 (7)	22.3%	1,000	20.0%	__	0%
	400 S. Australian Ave.
	Suite 800
	West Palm Beach, FL 33401

Sharon L. Hollis	c/o Medytox Solutions, Inc.	7,500,000 (8)	22.3%	1,000	20.0%	__	0%
	400 S. Australian Ave.
	Suite 800
	West Palm Beach, FL 33401

Francisco Roca, III	c/o Medytox Solutions, Inc.	7,500,000 (9)	22.3%	1,000	20.0%	__	0%
	400 S. Australian Ave.
	Suite 800
	West Palm Beach, FL 33401

Steven Sramowicz	c/o Medytox Solutions, Inc.	7,500,000 (10)	22.3%	1,000	20.0%	__	0%
	400 S. Australian Ave.
	Suite 800
	West Palm Beach, FL 33401

Valley View Drive Associates, LLC	215 Valley View Drive	1,700,000 (11)	5.5%	__	0%	__	0%
	Franklin Lakes, NJ 07412

All Directors and Executive Officers as a Group (6 persons)		39,400,025 (12)	81.1%	4,000	80.0%	261,134	26.1%

(1)

Based on 29,567,153  shares of common stock issued and outstanding as of March 31, 2013.

(2)

Based on 5,000 shares of Class B Preferred Stock issued and outstanding as of March 31, 2013.

(3)

Based on 1,000,000 shares of Class C Preferred Stock issued and outstanding as of March 31, 2013.

(4)

Mr. Forhan owns 2,400,025 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.  This figure does not include the shares of Common Stock issuable upon conversion of the Class C Preferred Stock.

(5)

Mr. Simmons owns 1,000,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.

(6)

Mr. Lagan owns directly 1,300,000 shares of Common Stock.  Alcimede, LLC, of which Mr. Lagan is the sole member, owns an additional 4,500,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.

(7)

Dr. Mendolia owns 4,500,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.

(8)

Ms. Hollis owns 4,500,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.

(9)

Mr. Roca owns 4,500,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.

(10)

Mr. Sramowicz owns 4,500,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.

(11)

Valley View Drive Associates, LLC owns 1,500,000 shares of Common Stock and has a convertible promissory note presently convertible into 200,000 shares of Common Stock.

(12)

Includes 18,000,000 shares of Common Stock underlying stock options held by the director and executive directors that are presently exercisable.  This figure does not include the shares of Common Stock issuable upon version of the Series C Preferred Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On September 10, 2012, the Company entered into an agreement to purchase all of the assets and intellectual property rights to the software known as “Medytox Advantage” that it did not already own from Dash Software, LLC for $150,000.  Ms. Sharon L. Hollis, the Vice President of Operations for the Company, owns 50% of Dash Software, LLC.

William Forhan, the Chief Executive Officer, director and shareholder of the Company, has advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. The amount outstanding to Mr. Forhan was $57,100 and $50,010 at December 31, 2012 and 2011, respectively.  On March 27, 2013, the Company paid $10,000 to Mr. Forhan and received a full waiver of its obligation of $57,100.

Alcimede, LLC, of which a shareholder of the Company, Seamus Lagan, is the sole member, has advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. The amount outstanding to Alcimede was $85,000 and $0 at December 31, 2012 and 2011, respectively.  The Company repaid this loan on March 27, 2013.

Mike Nicholson, the president of MBC, has advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. The amount outstanding to Mr. Nicholson was $100,000 at December 31, 2012 and 2011, respectively.

As of December 31, 2012, William Forhan, the Chief Executive Officer, director and shareholder of the Company, and Joseph Fahoome, a former director of the Company, had each deferred compensation in the amount of $145,833 (or $291,766 in the aggregate).  During the year ended December 31, 2012, $15,000 was paid and the remaining $276,766 was released by Mr. Forhan and Mr. Fahoome.  The $276,766 is included as gain to the Company on settlement of debt (see Note 9 to Financial Statements).

Item 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended December 31,		Auditor:
2011	$13,500 $4,500	Malcolm L. Pollard, Inc. Peter Messineo, CPA
2012	$22,500	DKM Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph were:

Fiscal Year Ended December 31,		Auditor:
2011	$0 $0	Malcolm L. Pollard, Inc. Peter Messineo, CPA
2012	$0	DKM Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were:

Fiscal Year Ended December 31,		Auditor:
2011	$3,150	Charles Klein, CPA
2012	$ 0	DKM Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountants, other than the services reported in paragraphs (1), (2) and (3), were:

Fiscal Year Ended December 31,		Auditor:
2011	$0	Malcolm Pollard, CPA
2012	$0	DKM Certified Public Accountants

The Board of Directors of the Company does not have an audit committee so none of the services described in paragraphs (2), (3) and (4) were approved by an audit committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit

Description

3.1

Articles of Incorporation, as amended, of Medytox Solutions, Inc. 1

3.2.

Certificate of Designation for the Series B Non-Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. 2

3.3

Certificate of Designation for the Series C Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. 3

3.4

Bylaws of Medytox Solutions, Inc. 4

3.5

Amendment to By-laws of Medytox Solutions, Inc. 3

10.1.

Agreement, dated August 22, 2011, among Trident Laboratories, Inc., its shareholders and Medytox Institute of Laboratory Medicine, Inc. 5

10.2

Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. 5

10.3.

Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC 6

10.4

Convertible Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC 6

10.5

Security Agreement, dated as of December 6, 2011, among Medytox Solutions, Inc., Medytox Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc. and Valley View Drive Associates, LLC 6

10.6

Membership Interest Purchase Agreement, dated as of February  16, 2012, between Marylu Villasenor Hall and Medytox Diagnostics, Inc. 7

10.7

Secured Promissory Note, dated February 16, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall 7

10.8

Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales,

Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP 8

10.9

Revolving Promissory Note, dated April 30, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP 8

10.10

Guaranty Agreement, dated as of April 30, 2012, by Medytox Medical Marketing & Sales, Inc. in favor of TCA Global Credit Master Fund, LP 8

10.11.

Guaranty Agreement, dated as of April 30, 2012, by Medytox Diagnostics, Inc. in favor of TCA Global Credit Master Fund, LP 8

10.12.

Guaranty Agreement, dated as of April 30, 2012, by PB Laboratories, LLC in favor of TCA Global Credit Master Fund, LP 8

10.13.

Security Agreement, dated as of April 30, 2012, between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP 8

10.14.

Security Agreement, dated as of April 30, 2012, between Medytox Medical Marketing & Sales, Inc. and TCA Global Credit Master Fund, LP 8

10.15.

Security Agreement, dated as of April 30, 2012, between Medytox Diagnostics, Inc. and TCA Global Credit Master Fund, LP 8

10.16.

Security Agreement, dated as of April 30, 2012, between PB Laboratories, LLC and TCA Global Credit Master Fund, LP 8

10.17.

Amendment No. 1 to Senior Secured Revolving Credit Facility, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP 2

10.18.

Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP 2

10.19.

Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC 2

10.20.

Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC 2

10.21.

Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall 3

10.22.

Secured Promissory Note, dated October 31, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall 3

10.23.

Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement, dated as of October 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP 9

10.24.

Amended and Restated Revolving Promissory Note, dated October 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP 10

10.25.

Stock Purchase Agreement, dated as of December 7, 2012, between Luisa G. Suarez and Medytox Diagnostics, Inc. 10

10.26.

Stock Purchase Agreement, dated as of December 7, 2012, between Balbino Suarez and Medytox Diagnostics, Inc. 10

10.27.

Secured Promissory Note, dated December 7, 2012, issued by Medytox Diagnostics, Inc. to Balbino Suarez 10

10.28.

Guarantee of Medytox Solutions, Inc., dated December 7, 2012, of Secured Promissory Note issued to Balbino Suarez. 10

10.29.

Option Agreement, dated as of December 31, 2012, between Joseph Fahoome and Medytox Solutions, Inc. 11

10.30.

Option Agreement, dated as of December 31, 2012, between Robert Kuechenberg and Medytox Solutions, Inc. 11

10.31.

Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., and TCA Global Credit Master Fund, LP 12

10.32.

Amended and Restated Revolving Promissory Note, dated February 28, 2013, by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP 12

10.33.

Guaranty Agreement, dated as of January 22, 2013, by Biohealth Medical Laboratory, Inc. in favor of TCA Global Credit Master Fund, LP 12

10.34.

Security Agreement, dated as of January 22, 2013, between Biohealth Medical Laboratory, Inc. and TCA Global Credit Master Fund, LP 12

10.35.

Guaranty Agreement, dated as of February 28, 2013, by Advantage Reference Labs, Inc. in favor of TCA Global Credit Master Fund, LP 12

10.36.

Security Agreement, dated as of February 28, 2013, between Advantage Reference Labs, Inc. and TCA Global Credit Master Fund, LP 12

10.37

Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc.*

10.38

Consulting Agreement, dated October 3, 2011, between Alcimede, LLC and Medytox Solutions, Inc.*

10.39

Consulting Agreement, dated as of October 1, 2012, between Alcimede, LLC and Medytox Solutions, Inc.*

10.40

Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and William Forhan*

10.41

Employment Agreement, dated as October 1, 2012, between Medytox Solutions, Inc. and Jace Summons*

10.42

Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Sharon L. Hollis*

10.43

Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Francisco Roca, III*

10.44

Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Steven Sramowicz*

10.45

Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia*

10.46

Stock Purchase Agreement, dated as of January 1, 2013, among Bill White, Jackson R. Ellis and Medytox Diagnostics, Inc.*

10.47

Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Bill White*

10.48

Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Jackson R. Ellis*

10.49

Promissory Note, dated March 13, 2013, issued by Alethea Laboratories, Inc. to Summit Diagnostics, LLC*

10.50

Membership Interest Purchase Agreement, dated as of January 14, 2013, as amended, among Reginald Samuels, Ralph Pericelli and Medytox Diagnostics, Inc.*

10.51

Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Reginald Samuels*

10.52

Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Ralph Pericelli*

14.

Code of Ethics *

21.

Subsidiaries of the Company*

31.1

Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2

Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1

Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

1

Incorporated by reference to the Company's report on Form 10-K, filed on April 13, 2012.

2

Incorporated by reference to the Company's report on Form 8-K, filed on August 15, 2012.

3

Incorporated by reference to the Company's report on Form 10-Q/A, filed on November 21, 2012.

4

Incorporated by reference to the Company's filing on Form SB-2, filed on October 27, 2006.

5

Incorporated by reference to the Company's report on Form 8-K, filed on November 4, 2011.

6

Incorporated by reference to the Company's report on Form 8-K, filed on December 12, 2011.

7

Incorporated by reference to the Company's report on Form 8-K, filed on February 17, 2012.

8

Incorporated by reference to the Company's report on Form 8-K/A, filed on May 21, 2012.

9

Incorporated by reference to the Company's report on Form 8-K, filed on December 12, 2012.

10

Incorporated by reference to the Company's report on Form 8-K, filed on December 19, 2012.

11

Incorporated by reference to the Company's report on Form 8-K, filed on January 15, 2013.

12

Incorporated by reference to the Company's report on Form 8-K, filed on March 15, 2013.

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ William G. Forhan William G. Forhan	Chief Executive Officer, and Chairman (Principal Executive Officer)	April 16, 2013
/s/ Jace Simmons Jace Simmons	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ William G. Forhan

William G. Forhan

Director

Date: April 16, 2013