Form 10-Q
period 2013-03-31
Medytox Solutions, Inc.
filed 2013-05-15
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 333-138251

MEDYTOX SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	54-2156042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 South Australian Ave., 8th Floor West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 855-1626

 (Registrant’s telephone number, including area code)

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
Yes [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [  ]  No  [X]

As of May 6, 2013, the registrant had 29,575,153 shares of its Common Stock, $0.0001 par value, outstanding.

MEDYTOX SOLUTIONS, INC.

FORM 10-Q

MARCH 31, 2013

INDEX

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

MEDYTOX SOLUTIONS, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash	$ 1,828,610	$ 1,773,785
Accounts receivable, net	3,488,378	3,269,180
Advances to related party	80,111	-
Advances and deposits to third parties	655,052	-
Deferred loan costs	63,725	77,192
Prepaid expenses and other current assets	6,255	109,697
Deferred tax assets	2,294,400	1,980,600
Assets attributable to disputed activity	1,367,796	1,367,796

Total current assets	9,784,327	8,578,250

Property and equipment, net	1,159,951	598,741

Other assets:
Intangible assets	550,000	550,000
Goodwill	2,026,196	1,050,912
Deposits	70,368	70,368

Total assets	$ 13,590,842	$ 10,848,271

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 1,091,977	$1,168,443
Accrued expenses	1,096,832	1,026,922
Loans and notes payable, related parties	100,000	242,100
Income tax liabilities	2,575,700	1,883,900
Disputed net income - Trident	397,918	397,918
Current portion of notes payable	4,083,661	3,154,389
Current portion of capital lease obligation	124,194	-
Liabilities attributable to disputed activity	1,104,063	1,104,063

Total current liabilities	10,574,345	8,977,735

Other liabilities:
Notes payable, net of current portion	264,935	-
Capital lease obligation, net of current portion	261,954	-
Deferred tax liabilities	52,200	36,100

Total liabilities	11,153,434	9,013,835

Commitments and contingencies

Stockholders' equity:
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock $0.0001 par value, 5,000 shares authorized, 5,000 and 5,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1	1
Series C preferred stock $0.0001 par value, 1,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	100	100
Common stock $0.0001 par value 500,000,000 shares authorized, 29,575,153 and 29,533,753 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,957	2,953
Additional paid-in-capital	805,008	616,512
Retained earnings	1,508,338	1,093,866
Total Medytox Solutions stockholders' equity	2,316,404	1,713,432
Noncontrolling interest	121,004	121,004
Total stockholders' equity	2,437,408	1,834,436

Total liabilities and stockholders' equity	$ 13,590,842	$ 10,848,271

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.
Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended
	March 31,
	2013	2012

Revenues	$8,023,759	$1,238,981

Operating expenses:
Direct costs of revenue	$1,672,631	$335,095
General and administrative	2,316,195	1,315,092
Sales and marketing expenses	483,735	107,606
Bad debt expense	2,219,193	170,253
Depreciation and amortization	74,549	11,823
Total operating expenses	6,766,303	1,939,869

Income (loss) from operations	1,257,456	(700,888)

Other income (expense):
Other income	151	509
Gain on settlement of debt	47,100	-
Gain on settlement of assets	250	-
Loss on legal settlement	(69,800)	-
Interest expense	(187,844)	(50,000)
Total other income(expense)	(210,143)	(49,491)

Income (loss) before income taxes	1,047,313	(750,379)

Provision (benefit) for income taxes	394,100	(283,000)

Net income (loss)	653,213	(467,379)

Net income (loss) attributable to noncontrolling interest	-	`

Net income (loss) from continuing operations	653,213	(194,972)

Net loss from disputed activity	-	(496,045)

Net income (loss) attributable to Medytox Solutions	653,213	(691,017)

Preferred stock dividends	238,741	-

Net income (loss) attributable to Medytox Solutions common shareholders	$414,472	$(691,017)

Net income (loss) per common share - Basic and diluted	$0.01	$(0.02)

Weighted average number of common shares
outstanding during the period - Basic and diluted	29,563,504	30,764,800

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	March 31,
	2013	2012

Cash flows from (used in) operating activities:
Net income (loss)	$653,213	$(691,017)
Adjustmentstoreconcilenetincome(loss)tonetcashprovidedbyoperations:
Nonconrolling interests	-	(272,407)
Depreciation and amortization	74,549	11,823
Stock issued for services	62,500	-
Stock-based compensation	85,000	-
Increase in allowance for bad debts	749,130	170,253
Accretion of loan costs as interest	65,817	-
Gain on disposal of equipment	(250)	-
Gain on settlement of debt	(47,100)	-
Changes in operating assets and liabilities:
Accounts receivable	(968,328)	201,934
Prepaid expenses and other current assets	103,442	(1,424)
Deferred tax assets	(313,800)	(209,000)
Accounts payable	(76,466)	1,016,522
Accrued expenses	69,910	-
Income tax liabilities	691,800	120,000
Deferred tax liabilities	16,100	-
Net cash provided by operating activities	1,165,517	346,684

Cash flows used in investing activities:
Purchase of property and equipment	(132,195)	(85,250)
Cash received in sale of property and equipment	250	-
Cash advanced to related party	(80,111)	-
Cash advances to third parties	(655,052)	-
Cash paid for acquisitions	(100,000)	-
Net cash used in investing activities	(967,108)	(85,250)

Cash flows used in financing activities:
Proceeds from the sale of common stock	116,000	-
Deferred loan costs	(52,350)	-
Dividends on Series B preferred stock	(238,741)	-
Payments made on repurchase agreements	-	(8,250)
Proceeds from issuance of notes payable	800,000	-
Payments on notes payable	(568,692)	(191,975)
Payments on capital lease obligations	(29,801)	-
Proceeds from issuance of related party loans	-	275,040
Payments on related party loans	(95,000)	(114,558)
Common stock repurchased from lender	(75,000)	-
Net cash used in financing activities	(143,584)	(39,743)

Net increase in cash	54,825	221,691

Cash at beginning of period	1,773,785	97,103

Cash at end of period	$1,828,610	$318,794

See accompanying notes to consolidated financial statements.
		Continued

MEDYTOX SOLUTIONS, INC.
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Supplemental disclosure of cash flow information:

Cash paid for interest	$87,709	$50,000

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Net liabilities (assets) acquired in acquisitions, net of cash paid	$375,284	$(200,000)
Goodwill	$(975,284)	$-
Notes payable issued	$600,000	$200,000

Property and equipment acquired with issuance of notes payable	$(18,249)	$(29,000)
Notes payable issued	$18,249	$29,000

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

  Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 1 – Organization and Presentation

Organization

Medytox Solutions, Inc., (the “Company”), was incorporated in Nevada on July 20, 2005 as Casino Players, Inc.  In the first half of 2011, Company management decided to reorganize the operations of the Company as a holding company to acquire and manage a number of companies in the medical services sector.

On January 1, 2013, the Company's wholly-owned subsidiary, Medytox Diagnostics, Inc. (“MDI”), purchased 100% of the stock of Alethea Laboratories, Inc. ("Alethea").  Althea operates a licensed clinical lab in Las Cruces, New Mexico and is an enrolled Medicare provider.

On January 29, 2013, the Company formed Advantage Reference Labs, Inc., a Florida corporation, as a wholly-owned subsidiary that will provide reference, confirmation and clinical testing services.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q.  Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for the interim periods reported in this Form 10-Q.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with the 2012 annual financial statements included in the Annual Report on Form 10K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2013.

Reclassifications

Certain items on the statement of operations and statement of cash flows for the three months ended March 31, 2012 have been reclassified to conform to current period presentation.

Note 2 – Disputed Subsidiary

The Company and its wholly-owned subsidiary, Medytox Institute of Laboratory Medicine, Inc. ("MILM") are in litigation with Trident Laboratories, Inc. ("Trident"), a majority-owned subsidiary of MILM, and the results of the litigation may have a negative effect on the consolidated balance sheet of the Company.

On January 16, 2012, Trident requested in writing to rescind the stock purchase agreement and is currently in a dispute with the Company’s wholly-owned subsidiary MILM arising out of a stock purchase agreement granting MILM the right to acquire an additional 32% interest in Trident.  MILM filed an action seeking to enforce the purchase agreement against Trident and its shareholders, Michelle Streegstra, Christopher Hawley, Donnette Hawley, Michael Falestra and Skylar Lukas (collectively, the “Trident Defendants”) for (i) civil conspiracy, (ii) specific performance, (iii) anticipatory breach of contract, (iv) constructive trust, (v) accounting, and (vi) interpleader.  In addition, the Trident Defendants filed a counterclaim and third-party complaint stating causes for action for (i) fraudulent inducement, (ii) civil conspiracy, (iii) tortious interference with business relationships, and (iv) defamation.  The claims and counterclaims of Medytox and the Trident Defendants are set for trial beginning June 2013.  The Company believes these claims of the Trident Defendants are devoid of legal and factual merit.  The litigation is ongoing and could have a negative effect on the consolidated balance sheet.

As of March 31, 2013, the suit has not yet been resolved and MILM may not be able to receive any recovery from Trident.

MEDYTOX SOLUTIONS, INC.

  Notes to Consolidated Financial Statements

March 31, 2013

 (unaudited)

Note 2 – Disputed Subsidiary (Continued)

The Company has not received any financial statements of Trident since August 31, 2012.  These consolidated financial statements were prepared without the missing activity.  Management believes that the missing activity is immaterial to the consolidated financial statements as a whole.  The Company has established a disputed net income reserve of $397,918 as of March 31, 2013 and December 31, 2012, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.  The assets and liabilities of Trident have been condensed and presented as assets, or liabilities, attributable to disputed activity in the March 31, 2013 and December 31, 2012 consolidated balance sheets.  A separate $389,135 of commissions payable on Trident sales is included in liabilities attributable to disputed activity as of March 31, 2013 and December 31, 2012.  See Note 4 – Notes Payable.

Assets and liabilities of the disputed subsidiary as of March 31, 2013 and December 31, 2012 are as follows:

Total assets	$ 1,367,796

Total liabilities	$ 1,104,063

Note 3 – Long-Lived Assets

Property and equipment at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012

Medical equipment	$ 301,481	$ 269,931

Equipment	49,181	37,140

Capital lease assets	620,238	-

Furniture	119,791	66,606

Leasehold improvements	71,937	47,197

Vehicles	132,604	70,828

Computer equipment	112,057	85,478

Software	229,781	196,711

	1,637,070	773,891

Less accumulated depreciation	(477,119)	(175,150)

Property and equipment, net	$ 1,159,951	$ 598,741

Depreciation of property and equipment was $74,549 and $11,823 for the three months ended March 31, 2013 and 2012, respectively.

The Company has recorded medical licenses acquired from acquisitions in the amount of $550,000 as intangible property as of March 31, 2013 and December 31, 2012.  The medical licenses include licenses for Medicare and Medicaid, COLA Laboratory Accreditation, Clinical Laboratory Improvement Amendments (CLIA), and State of Florida (AHCA) Clinical Laboratory License and have indefinite lives.  As such, there was no amortization of intangible assets for the three months ended March 31, 2013 and 2012.

MEDYTOX SOLUTIONS, INC.

  Notes to Consolidated Financial Statements

March 31, 2013

 (unaudited)

Note 3 – Long-Lived Assets (Continued)

Management periodically reviews the valuation of long-lived assets for potential impairments.  Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 4 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties.  At March 31, 2013 and December 31, 2012, notes payable consisted of the following:

	March 31,	December 31,
	2013	2012

Convertible debenture for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%.  Interest only payments are payable monthly.  The note is convertible at $2.50 per share until October 31, 2013 when the note is due. This note is subordinated to the loan from TCA and is secured by the assets of the Company, Medytox Medical Management Solutions Corp. ("MMMS") and Trident.

	$ 500,000	$ 500,000

Loan for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest and principal are payable in 10 equal payments ending August 31, 2013. This note is subordinated to the loan from TCA and is secured by the assets of the Company, MMMS and Trident.	-	150,000

Acquisition note to former shareholders of Medical Billing Choices, Inc. ("MBC") in the amount of $750,000, payable from percentage of collections, with interest at 6%, payable by August 22, 2013.	236,361	449,512

Loan from TCA Global Credit Master Fund, L.P. Principal of $2,525,000 and $1,725,000, respectively, payable by September 4, 2013. Secured by all assets of the Company and its subsidiaries (other than Trident and MBC).	2,525,000	1,725,000

Acquisition note to former member of PB Laboratories, LLC for 50.5% ownership, in the amount of $200,000 at 6% interest, with payments of $50,000 quarterly starting May 17, 2012	-	50,000

Acquisition note to former member of PB Laboratories, LLC for 49.5% ownership, in the amount of $200,000 at 0% interest, with payments of $50,000 quarterly starting January 31, 2013	100,000	150,000

Acquisition note to former shareholder of Biohealth Medical Laboratory, Inc. for 50.5% ownership, in the amount of $165,125 at 0% interest, with payments of $75,000 due quarterly starting February 7, 2013 and a final payment of $15,125 due on August 7, 2013.	24,677	99,677

MEDYTOX SOLUTIONS, INC.

  Notes to Consolidated Financial Statements

March 31, 2013

 (unaudited)

Note 4 – Notes Payable (Continued)

	March 31,	December 31,
	2013	2012

Short-term note from affiliate, non-interest bearing and is due on demand.	-	30,200
Acquisition note to former shareholder of Alethea Laboratories, Inc. in the amount of $300,000 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	300,000	-
Acquisition note to former shareholder of Alethea Laboratories, Inc. in the amount of $300,000 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	300,000	-
Loan from former shareholders of Alethea Laboratories, Inc. in the amount of $344,650 at 4% interest, with principal payments of $24,618 due monthly starting March 15, 2013.	344,650	-
Commercial loan with a finance company, dated December 20, 2012, in the original amount of $18,249 and bearing interest at 12.59%. Principal and interest payments in the amount of $364 are payable for 72 months ending on January 3, 2019. This note is secured by a lien on a vehicle with a carrying value of $19,237 at March 31, 2013.	17,908	-

	4,348,596	3,154,389
Less current portion	(4,083,661)	(3,154,389)

Notes payable, net of current portion	$ 264,935	$ -

TCA Global

On May 14, 2012, the Company borrowed $550,000 from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012 (the "Credit Agreement"), among Medytox, MMMS, MDI, PB Laboratories, LLC (PB Labs”) and the Lender.  The funds were used for general corporate purposes.  Under the Credit Agreement, Medytox may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially was $550,000.

Medytox could request that the revolving loan commitment be raised by various specified amounts at specified times, up to an initial maximum of $4,000,000.  In each case, whether to agree to any such increase in the revolving loan commitment was in the Lender's sole discretion.

On August 9, 2012, the Company borrowed an additional $525,000 in a second round of funding.  These additional funds were also used for general corporate purposes.  In this second round of funding, certain changes were made to the terms of the Credit Agreement:

•

the revolving loan commitment was increased from $550,000 to $1,100,000 and was subject to further increase, up to a maximum of $4,000,000, in the Lender's sole discretion;

•

the maturity date of the loan was extended to February 8, 2013 from the original maturity date of November 30, 2012 (subject to the Lender's continuing ability to call the loan upon 60 days written notice); and

•

a prepayment penalty was added of 5% if substantially all of the loan is prepaid between 91 and 180 days prior to the maturity date, or 2.50% if substantially all of the loan is prepaid within 90 days of the maturity date.

MEDYTOX SOLUTIONS, INC.

  Notes to Consolidated Financial Statements

March 31, 2013

 (unaudited)

Note 4 – Notes Payable (Continued)

TCA Global (Continued)

On December 4, 2012, the Company borrowed an additional $650,000 in a third round of funding.  These additional funds were  used for general corporate purposes.  In this third round of funding, certain additional changes were made to the terms of the Credit Agreement:

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

On March 4, 2013, Medytox borrowed an additional $800,000 from TCA pursuant to the terms of Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013 ("Amendment No. 3"). These additional funds shall be used in accordance with management's discretion. In connection with Amendment No. 3, Advantage Reference Labs, Inc., a newly-formed wholly-owned subsidiary of Medytox ("Advantage"), entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

In connection with Amendment No. 3, Medytox executed an Amended and Restated Revolving Promissory Note, due September 4, 2013, in the amount of $2,525,000. Except as provided in Amendment No. 3, the terms of the Credit Agreement remain in full force and effect.

Deferred Loan Costs

The Company has incurred certain loan costs as inducement for loans and had recorded them as deferred loan costs.  The loan costs are amortized as interest expense on a straight-line basis over the life of the loan.  Deferred loan costs at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012

Deferred loan costs	$ 374,300	$ 321,950
Less accumulated accretion as interest	(310,575)	(244,758)

Deferred loan costs, net	$ 63,725	$ 77,192

Note 5 – Related Party Transactions

William Forhan, the Chief Executive Officer, director and shareholder of the Company, had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to Mr. Forhan was $57,100 at December 31, 2012.  During the three months ended March 31, 2013, $10,000 was paid and the remaining $47,100 was released by Mr. Forhan.  The $47,100 is included in gain on settlement of debt.

MEDYTOX SOLUTIONS, INC.

  Notes to Consolidated Financial Statements

March 31, 2013

 (unaudited)

Note 5 – Related Party Transactions (Continued)

Alcimede, LLC, of which a shareholder of the Company is the managing member, had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to Alcimede was $85,000 at December 31, 2012.  During the three months ended March 31, 2013, the $85,000 was paid along with a one-time interest charge of $15,000.  During the three months ended March 31, 2013, the Company advanced $80,111 to Alcimede for operating expenses and equipment to be provided in the future to the Company which is reflected under Advances to related party on the consolidated balance sheet as of March 31, 2013.

A selling shareholder of MBC has advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. The amount outstanding to the selling shareholder was $100,000 at March 31, 2013 and December 31, 2012, respectively.

On September 10, 2012, the Company entered into an Asset Purchase Agreement with DASH Software, LLC (“DASH”) for the purchase of certain software utilized by the Company in its operations for $150,000.  Sharon Hollis, a Vice President and shareholder of the Company, is the Managing Member of DASH.  During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company paid $33,070 and $116,930 to DASH, respectively, pursuant to the Asset Purchase Agreement.

In connection with the Company's acquisition of MBC, Dr. Thomas Mendolia, the Chief Executive Officer of the Company's Laboratories and a shareholder, entered into an agreement with the selling shareholders of MBC to receive 20% of the purchase price of MBC as it was paid by the Company and 0.88% of the gross collections that MBC collected for the Company.  Pursuant to this agreement, Dr. Mendolia received $90,152 during the year ended December 31, 2012, $57,714 during the three months ended March 31, 2013, and $45,867 during this period from April 1, 2013 to April 24, 2013.

Note 6 – Stockholders’ Equity

Authorized Capital

The Company has 500,000,000 authorized shares of Common Stock at $0.0001 par value and 100,000,000 authorized shares of Preferred Stock at a par value of $0.0001.

On October 1, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 5,000 shares of Series B Non-convertible Preferred Stock, at $0.0001 par value.  The Series B shares do not include any voting rights and allow for monthly dividends as an amount equal to the sum of 1) 10% of the amount of gross sales in excess of $1 million collected in the ordinary course of business, not to exceed $150,000, and 2) 15% of the amount of gross sales in excess of $2.5 million collected in the ordinary course of business.

On October 7, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 1,000,000 shares of Series C Convertible Preferred Stock, at $0.0001 par value.  The Series C shares are convertible to Common Shares by the quotient of 1 divided by the product of 0.80 multiplied by the market price of the Company’s Common Stock at the date of conversion.  The Series C shares also include voting rights of 25 votes for every share of Series C Preferred Stock and shall be entitled to dividends at the same time any dividend is paid or declared on any shares of the Company’s Common Stock.

Common Stock

On January 7, 2013, the Company issued 36,400 shares of its common stock to eight investors for $91,000 cash ($2.50 per share) in a private placement.

On February 6, 2013, the Company repurchased 30,000 shares of its common stock from the Lender for $75,000 and cancelled the shares.

MEDYTOX SOLUTIONS, INC.

  Notes to Consolidated Financial Statements

March 31, 2013

 (unaudited)

Note 6 – Stockholders’ Equity (Continued)

Common Stock (Continued)

On February 20, 2013, the Company issued 25,000 shares of its common stock to an employee in lieu of cash compensation.  The shares were valued at $2.50 per share, based on the price of shares sold to investors, for a total of $62,500.

On March 8, 2013, the Company issued 10,000 shares of its common stock to an investor for $25,000 cash ($2.50 per share) in a private placement.

Stock Options

During the year ended December 31, 2012, the Company’s Board of Directors granted stock options to purchase 21,320,000 shares of the Company’s restricted Common Stock to employees and non-employees.  The Company does not have a stock option plan approved by shareholders.

The following summarizes options outstanding at December 31, 2012 and option activity for the three months ended March 31, 2012:

Weighted
average
	Common Stock Options Outstanding			exercise
	Employee	Non-employee	Total	price

Outstanding at December 31, 2012	18,300,000	3,020,000	21,320,000	5.79
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled or expired	-	-	-	-
Balance at March 31, 2013	18,300,000	3,020,000	21,320,000	$ 5.79

The following table summarizes information with respect to stock options outstanding and exercisable by employees at March 31, 2013:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$2.50	6,250,000	4.61	$2.50	$ -	6,250,000	$2.50	$ -
$5.00	6,050,000	4.74	$5.00		6,050,000	$5.00
$10.00	6,000,000	9.76	$10.00		6,000,000	$10.00
	18,300,000		$5.79	$ -	18,300,000	$5.79	$ -

MEDYTOX SOLUTIONS, INC.

  Notes to Consolidated Financial Statements

March 31, 2013

 (unaudited)

Note 6 – Stockholders’ Equity (Continued)

Stock Options (Continued)

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at March 31, 2013:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value
$2.50	1,020,000	4.70	$2.50	-	1,020,000	$2.50	-
$5.00	1,000,000	4.76	$5.00		1,000,000	$5.00
$10.00	1,000,000	9.76	$10.00		1,000,000	$10.00
	3,020,000		$5.81	$ -	3,020,000	$5.81	$ -

Warrants

The following table summarizes warrant transactions for the three months ended March 31, 2013:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value
Outstanding at December 31, 2012	-	$ -		$ -
Granted in 2013	300,000	$ 3.33
Outstanding at March 31, 2013	300,000	$ 3.33	1.83	$ -
Exercisable at March 31, 2013	300,000	$ 3.33	1.83	$ -
Weighted Average Grant Date Fair Value		$ 0.28

During the three months ended March 31, 2013, the Company issued warrants to purchase a total of 300,000 shares of the Company’s common stock to two individuals in connection with obligations entered into by the Company’s subsidiaries. These warrants have contractual lives of two years and were valued at an average grant date fair value of $0.283 per warrant, or $85,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Contractual term	2 years
Expected volatility	29.13%
Risk free interest rate	0.27%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.  The $85,000 was expensed as stock-based compensation for the three months ended March 31, 2013.

MEDYTOX SOLUTIONS, INC.

  Notes to Consolidated Financial Statements

March 31, 2013

 (unaudited)

Note 6 – Stockholders’ Equity (Continued)

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2013, there were a total of 21,320,000 stock options to purchase shares of common stock outstanding, warrants outstanding to purchase 300,000 shares of common stock, a $500,000 convertible debenture convertible into 200,000 shares of the Company’s common stock, and 1,000,000 shares of convertible Series C preferred stock outstanding. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of income (loss) per share.

Note 7 – Business Combinations

The Company completed an acquisition during the three months ended March 31, 2013 and two each during the years ended December 31, 2012 and 2011.  The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of FASB ASC 805 “Business Combinations“.  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill.

Goodwill was attributable to the following subsidiaries as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Medical Billing Choices, Inc.	$ 802,112	$ 802,112

PB Laboratories, LLC	107,124	107,124

Biohealth Medical Laboratory, Inc.	141,676	141,676

Alethea Laboratories, Inc.	975,284	-

	$ 2,026,196	$ 1,050,912

The goodwill attributed to Alethea Laboratories, Inc. is subject to adjustment by management as described below.

International Technologies, LLC

On April 4, 2013, the Company, through its subsidiary, Medytox Diagnostics, Inc. (“MDI”), agreed to purchase 100% of the membership interests of International Technologies, LLC ("Intl Tech") from two unrelated parties for cash of $127,000 and two convertible debentures in a total amount of $500,000.  The debentures will bear interest at 5%, are due on January 17, 2014 and are convertible at any time after 90 days from the date of issuance at a conversion price of a 10% discount to the average market price of the Company’s common stock for the 30 days prior to the conversion. During the three months ended March 31, 2013, the Company paid $610,052 of deposits and advances to Intl Tech and its members, and is included in Advances and deposits to third parties in the accompanying balance sheet.

MEDYTOX SOLUTIONS, INC.

  Notes to Consolidated Financial Statements

March 31, 2013

 (unaudited)

Note 7 – Business Combinations (Continued)

Alethea Laboratories, Inc.

On January 1, 2013, the Company, through its subsidiary, MDI, agreed to purchase 100% of Alethea Laboratories, Inc. ("Alethea") from two unrelated parties for cash of $100,000 and two installment notes in a total amount of $600,000.  The notes are being paid in $50,000 quarterly installments beginning on April 1, 2013.

The following table summarizes the consideration given for Alethea and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date.  Management is in the process of valuing any identifiable intangible assets.  Until the valuation is complete and values are assigned to intangible assets, if any, the entire amount of the excess of the consideration given over the net assets acquired is allocated to goodwill.

Consideration Given:

Cash	$ 100,000
Acquisition Notes	600,000

Total Consideration	$ 700,000

Fair value of identifiable assets acquired and liabilities assumed:

Property and equipment, net	$ 92,498
Capital lease assets, net	392,817
Note payable	(344,650)
Capital lease obligation	(415,949)
Identified intangible assets	-
Total identifiable net assets	(275,284)

Goodwill and unidentified intangible assets	975,284

$ 700,000

Note 8 – Commitments and Contingencies

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

MEDYTOX SOLUTIONS, INC.

  Notes to Consolidated Financial Statements

March 31, 2013

 (unaudited)

Note 8 – Commitments and Contingencies

Legal Matters (Continued)

Legal Matters – Trident Labs

As described in Note 2, Disputed Subsidiary, one subsidiary, Trident Laboratories, Inc. ("Trident") is currently in a contract dispute with the Company.  The selling shareholders requested the purchase agreement be rescinded on January 16, 2012. MILM filed an action seeking to enforce the purchase agreement against Trident and its shareholders, Michelle Streegstra, Christopher Hawley, Donnette Hawley, Michael Falestra and Skylar Lukas (collectively, the “Trident Defendants”) for (i) civil conspiracy, (ii) specific performance, (iii) anticipatory breach of contract, (iv) constructive trust, (v) accounting, and (vi) interpleader.  In addition, the Trident Defendants filed a counterclaim and third-party complaint stating causes for action for (i) fraudulent inducement, (ii) civil conspiracy, (iii) tortious interference with business relationships, and (iv) defamation.  The claims and counterclaims of Medytox and the Trident Defendants are set for trial beginning June 2013.  The Company believes these claims of the Trident Defendants are devoid of legal and factual merit.  The litigation is ongoing and could have a negative effect on the consolidated balance sheet.  The Company has established a disputed net income reserve of $397,918 as of March 31, 2013 and December 31, 2012, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.

Legal Matters – Bradley T. Ray

On July 26, 2011, the Company organized MILM as a wholly-owned subsidiary.  MILM was organized to acquire and manage medical testing laboratories.  MILM operates from the corporate offices in West Palm Beach, Florida.

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

Note 9 – Subsequent Events

On April 4, 2013, the Company's wholly-owned subsidiary, MDI, purchased 100% of the membership interests of International Technologies, LLC ("International").  International operates a licensed clinical laboratory in Waldwick, New Jersey and is a licensed Medicare provider (see Note 7 – Business Combinations).

On April 19, 2013, the Company’s Board of Directors, pursuant to the Company's bylaws, increased the size of the Board from one member to three and appointed Christopher E. Diamantis and Benjamin Frank to fill the vacancies created by the increase.  The Company granted to each of Mr. Diamantis and Mr. Frank (i) options to purchase 100,000 shares of common stock, exercisable at $2.50 a share for 48 months, (ii) options to purchase 50,000 shares of common stock, exercisable at $2.50 a share commencing 12 months after the date of grant through 48 months after the date of grant, (iii) options to purchase 100,000 shares of common stock, exercisable at $5.00 a share for 48 months, and (iv) options to purchase 50,000 shares of common stock, exercisable at $5.00 a share commencing 12 months after the date of grant through 48 months after the date of grant.

In connection with the Company's acquisition of MBC, Dr. Thomas Mendolia, the Chief Executive Officer of the Company's Laboratories and a shareholder, entered into an agreement with the selling shareholders of MBC to receive 20% of the purchase price of MBC as it was paid by the Company and 0.88% of the gross collections that MBC collected for the Company.  Pursuant to this agreement, Dr. Mendolia received $45,867 during the period from April 1, 2013 to April 24, 2013.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology.  All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

Medytox Solutions, Inc. (the “Company”, "Medytox", “we”, “us”, or “our”) is a holding company that owns and operates businesses in the medical services sector.  Its principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States.  In each of 2012 and the three months ended March 31, 2013, testing services to rehabilitation facilities represented over 70% of our revenues.

We offer a complete, turn-key urine drug testing (UDT) program allowing physicians to proactively monitor and treat patients. The Medytox UDT program is utilized by physicians to identify and evaluate prescribed and/or non-prescribed drugs that when combined may cause adverse drug interactions dangerous to a patient's health.  With our UDT program, physicians can be more assured their patients are adhering to their therapeutic drug regimens and are in compliance with their prescribed guidelines. Our UDT program helps the health care provider achieve better outcomes for patients and in evaluating to what extent the prescribed medications and their dosages are working for the patient to achieve a better outcome towards recovery.

In addition to our clinical testing operations, we provide a web-based portal to provide laboratory ordering and results to our physician customers.

As a provider of clinical laboratory services, we continue to pursue our strategy of acquiring or entering into binding relationships with high-complexity laboratories that can facilitate our customers' needs. We have successfully completed several such acquisitions or strategic partnerships with laboratories located in different regions of the United States, allowing us to correspondingly increase our client base. These laboratories, and those we shall continue to seek out, offer or can be developed to offer the most advanced analytical technology for the processing of urine and blood specimens including Immunoassay Analyzers (IA) for screens and GCMS/LCMS for confirmations.  We currently anticipate that the laboratories will be fully-staffed professional COLA-accredited high-complexity laboratories with additional certifications such as the COLA Laboratory of Excellence Award (COLA's Highest Commendation), CLIA (Clinical Laboratory Improvement Amendments) and the State of Florida's AHCA Clinical Laboratory License for Non-Waived High Complexity testing .  Our in-house billing company services all of our acquired or allied facilities, utilizing electronic processing of claims to the major insurance payers and eliminating the need to rely on and pay for the services of clearing houses allowing us to maximize profit retention.

Company History

Medytox was incorporated in Nevada on July 20, 2005 under the name Casino Players, Inc.  The original business was conducted by a wholly-owned subsidiary, Casino Rated Players, Inc. ("CRP"), a Nevada corporation that operated as a casino representative company offering complementary rooms to rated players.

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

On February 16, 2012, Medytox Diagnostics, Inc. (“MDI”), a recently formed wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement for the purchase of 50.5% of the outstanding membership interests in Collectaway, LLC ("Collectaway"), a clinical laboratory located in Palm Beach County, Florida.  The name of Collectaway, LLC was changed to PB Laboratories, LLC.

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

On October 12, 2012, the Company’s wholly-owned subsidiary, MDI, acquired the remaining 49.5% ownership in PB Laboratories, LLC that it did not already own. MDI now owns 100% of this laboratory.

On December 7, 2012, the Company’s wholly-owned subsidiary, MDI, entered into an agreement to acquire 50.5% ownership in Biohealth Medical Laboratory, Inc., a Miami-based clinical laboratory. The Company immediately initiated an investment program to increase the clinical lab testing capacity of blood and urine specimens at Biohealth Medical Laboratory, Inc.

On January 1, 2013, the Company's wholly-owned subsidiary, MDI, purchased 100% of the stock of Alethea Laboratories, Inc. ("Alethea").  Althea operates a licensed clinical lab in Las Cruces, New Mexico and is an enrolled Medicare provider.

On January 29, 2013, the Company formed Advantage Reference Labs, Inc., a Florida corporation, as a wholly-owned subsidiary that will provide reference, confirmation and clinical testing services.

On April 4, 2013, the Company's wholly-owned subsidiary, MDI, purchased 100% of the membership interests of International Technologies, LLC ("International").  International operates a licensed clinical laboratory in Waldwick, New Jersey and is a licensed Medicare provider.

Plan of Operation

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

We intend to acquire or enter into agreements with laboratories that offer, or can be developed to offer, the most advanced analytical technology for the processing of urine and blood specimens including Immunoassay Analyzers (IA) for screens and GCMS/LCMS for confirmations.  We currently anticipate that the laboratories will be fully-staffed professional COLA-accredited high-complexity laboratories with additional certifications such as the COLA Laboratory of Excellence Award (COLA's Highest Commendation), CLIA (Clinical Laboratory Improvement Amendment) and the State of Florida High-Complexity ACHA License.

Results of Operations

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues

Revenues were $8,023,759 for the three months ended March 31, 2013 compared to $1,238,981 for the three months ended March 31, 2012, an increase of $6,784,778, or 547%.  The increase is primarily due to the Company’s subsidiary, PB Labs, operating at full scale during the first quarter of 2013 while it was just beginning operations in 2012.

Operating Expenses and Other Income

For the three months ended March 31, 2013 our total operating expenses were $6,766,303 compared to $1,939,869 for the three months ended March 31, 2012 resulting in an increase of $4,826,434, or 249%.  The increase is attributable to increases in direct costs of revenue of $1,337,536, general and administrative expenses of $1,001,103, sales and marketing expenses of $376,129, bad debt expense of $2,048,940 and depreciation and amortization of $62,726.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and consulting costs.  The increases are directly attributable to the increase in revenues and the acquisitions of PB Labs and Biohealth during 2012 and Alethea during 2013.

Therefore, our income from operations for the three months ended March 31, 2013 was $1,257,456 as compared to a loss from operations of $(700,888) for the three months ended March 31, 2012.

Other expenses incurred during the three months ended March 31, 2013 included: (i) interest expense of $187,844 (2012: $50,000); (ii) loss on legal settlement of $69,800 (2012: $-0-); offset by (iii) gain on settlement of debt of $47,100 (2012: $-0-); (iv) gain on the settlement of assets of $250 (2012: $-0-); and (v) other income of $151 (2011: $509).

Net income attributable to Medytox Solutions common shareholders for the three months ended March 31, 2013 was $414,472 compared to a loss of $(691,017) for the three months ended March 31, 2012.

Disputed Segment

The dispute with Trident Laboratories, Inc. occurred in 2012.  The assets and liabilities of Trident are excluded from the individual consolidated balance sheet line items and presented separately as assets and liabilities from disputed activity and operating activity for 2012 and the first three months of 2013 is excluded from the consolidated statement of operations. In addition, the Company has reserved $397,918 of net income from the disputed activity for the period from August 22, 2011 (date of acquisition) through March 31, 2013.  The net assets and liabilities attributable to the disputed activity are as follows at March 31, 2013:

Assets attributable to disputed activity	$1,367,796

Liabilities attributable to disputed activity	$1,104,063

Liquidity and Capital Resources

Overview

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

For the three months ended March 31, 2013, we funded our operations primarily through borrowings from third parties, while for the three months ended March 31, 2012 we funded our operations through borrowings from related parties. Our principal use of funds during the three months ended March 31, 2013 has been for payments on borrowings, acquisitions and general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2013 compared to the three months ended March 31, 2012

As of March 31, 2013, we had cash of $1,828,610 and deficit in working capital of $790,018.  The Company generated cash flow from operations of $1,165,517 for the three months ended March 31, 2013 compared to cash provided by operations of $346,684 for the three months ended March 31, 2012. The cash flow from operating activities for the three months ended March 31, 2013 is primarily attributable to the Company's net income from operations of $653,213, increased by depreciation and amortization of $74,549, stock issued for services of $62.500, stock-based compensation of $85,000, bad debt expense of $749,130, accretion of loan costs as interest of $65,817 and offset by the gain on settlement of debt of $47,100, gain on disposal of assets of $250, and net changes in operating assets and liabilities of $477,342.  Cash provided by operations for the three months ended March 31, 2012 was primarily attributable to the Company's net loss from operations of $691,017, offset by depreciation and amortization of $11,823, bad debt expense of $170,253 and net changes in operating assets and liabilities of $1,128,032, and increased by noncontrolling interests of $272,407.

Cash used in investing activities for the three months ended March 31, 2013 include $132,195 for the purchase of property and equipment, cash advanced to a related party of $80,111, cash advanced to third parties of $655,052 and cash paid for acquisitions of $100,000, offset by cash received for the sale of property and equipment of $250.  Cash used in investing activities for the three months ended March 31, 2012 was attributable to the purchase of property and equipment of $85,250.

Cash used in financing activities for the three months ended March 31, 2013 include $52,350 for deferred loan costs, dividends on preferred B stock of $238,741, payments on notes payable of $568,692, payments on capital lease obligations of $29,801, payments on related party loans of $95,000 and common stock repurchased from lender of $75,000, offset by proceeds received from the issuance of notes payable of $800,000.  Cash used in financing activities for the three months ended March 31, 2012 include payments made on repurchase agreements of $8,250, payments made on notes payable of $191,975, and payments on related party loans of $114,558, offset by borrowings from related parties of $275,040.

On May 14, 2012, the Company borrowed $550,000 from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012 (the "Credit Agreement"), among Medytox, MMMS, MDI, PB Labs and the Lender.  The funds were used for general corporate purposes.  Under the Credit Agreement, Medytox may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially was $550,000.

Medytox could request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $4,000,000.  In each case, whether to agree to any such increase in the revolving loan commitment is in the Lender's sole discretion.

On August 9, 2012, the Company borrowed an additional $525,000 in a second round of funding.  These additional funds were also used for general corporate purposes.  In this second round of funding, certain changes were made to the terms of the Credit Agreement:

•

the revolving loan commitment was increased from $550,000 to $1,100,000 and was subject to further increase, up to a maximum of $4,000,000, in the Lender's sole discretion;

•

the maturity date of the loan was extended to February 8, 2013 from the original maturity date of November 30, 2012 (subject to the Lender's continuing ability to call the loan upon 60 days written notice); and

•

a prepayment penalty was added of 5% if substantially all of the loan is prepaid between 91 and 180 days prior to the maturity date, or 2.50% if substantially all of the loan is prepaid within 90 days of the maturity date.

On December 4, 2012, the Company borrowed an additional $650,000 in a third round of funding.  These additional funds were used for general corporate purposes.  In this third round of funding, certain additional changes were made to the terms of the Credit Agreement:

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

On March 4, 2013, Medytox borrowed an additional $800,000 from TCA pursuant to the terms of Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013 ("Amendment No. 3"). These additional funds shall be used in accordance with management's discretion. In connection with Amendment No. 3, Advantage Reference Labs, Inc., a newly-formed wholly-owned subsidiary of Medytox ("Advantage"), entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements as of and for the year ended December 31, 2012, included in our Annual Report on Form 10-K as filed on April 16, 2013, for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 4.    Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of such date.

(b)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

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

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2013, pursuant to eight stock purchase subscription agreements, the Company issued 36,400 shares of its common stock for $91,000 cash. The proceeds received were used for general corporate purposes.

On February 20, 2013, the Company issued 25,000 shares of its common stock to an employee in lieu of cash compensation of $62,500.

On March 8, 2013, the Company issued 10,000 shares of its common stock to an investor for $25,000 cash ($2.50 per share) in a private placement.

During the three months ended March 31, 2013, the Company issued warrants to purchase a total of 300,000 shares of the Company’s common stock to two individuals in connection with obligations entered into by the Company’s subsidiaries.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None

None.

Item 6.    Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2013	By: /s/ William G. Forhan
William G. Forhan
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By: /s/ Jace Simmons
Jace Simmons
Chief Financial Officer (Principal Financial Officer)