Form 10-Q
period 2013-06-30
Medytox Solutions, Inc.
filed 2013-08-14
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

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

 Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [  ]  No  [X]

As of August 9, 2013, the registrant had 29,725,153 shares of its Common Stock, $0.0001 par value, outstanding.

MEDYTOX SOLUTIONS, INC.

FORM 10-Q

JUNE 30, 2013

INDEX

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

MEDYTOX SOLUTIONS, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Revenues	$ 8,602,577	$ 2,352,360	$ 16,626,336	$ 3,591,341
Operating expenses:				
Direct costs of revenue	2,023,616	738,680	3,696,247	1,073,775
General and administrative	2,425,163	1,810,402	4,641,853	2,999,481
Legal fees related to disputed subsidiary	490,796	39,583	590,301	165,596
Sales and marketing expenses	748,949	282,029	1,232,684	389,635
Bad debt expense	1,857,792	379,867	4,076,985	550,120
Depreciation and amortization	129,484	12,169	204,033	40,659
Total operating expenses	7,675,800	3,262,730	14,442,103	5,219,266
Income (loss) from operations	926,777	(910,370)	2,184,233	(1,627,925)
Other income (expense):				
Other income	58	20,694	209	21,203
Gain on settlement of debt	(47,100)	59,000	-	59,000
Gain on settlement of assets	100	-	350	-
Loss on legal settlement	-	-	(69,800)	-
Interest expense	(75,758)	(141,334)	(263,602)	(174,667)
Total other income (expense)	(122,700)	(61,640)	(332,843)	(94,464)
Income (loss) before income taxes	804,077	(972,010)	1,851,390	(1,722,389)
Provision (benefit) for income taxes	120,800	(365,000)	514,900	(648,000)
Net income (loss)	683,277	(607,010)	1,336,490	(1,074,389)
Net loss attributable to noncontrolling interest	-	(286,050)	-	(558,457)
Net income (loss) from continuing operations	683,277	(320,960)	1,336,490	(515,932)
Net income (loss) from disputed activity	-	358,933	-	(137,113)
Net income (loss) attributable to Medytox Solutions	683,277	37,973	1,336,490	(653,045)
Preferred stock dividends	244,365	-	483,106	-
Net income (loss) attributable to Medytox Solutions common shareholders	$ 438,912	$ 37,973	$ 853,384	$ (653,045)
Net income (loss) per common share - Basic and diluted	$ 0.01	$ 0.00	$ 0.03	$ (0.02)
Weighted average number of common shares outstanding during the period - Basic and diluted	29,572,076	30,791,322	29,567,814	30,778,207

See accompanying notes to consolidated financial statements.

MEDITOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows (continued)

(unaudited)

Supplemental disclosure of cash flow information:		
Cash paid for interest	$ 177,373	$ 107,792
Cash paid for taxes	-	-
Non-cash investing and financing activities		
Net liabilities (assets) acquired in acquisitions, net of cash	1,565,613	(184,000)
Goodwill	(2,640,613)	-
Notes payable issued	1,075,000	184,000
Property and equipment acquired with issuance of notes payable	(56,603)	(111,000)
Notes payable issued	56,603	111,000
Common stock issued as inducement for loan:		
Deferred loan costs	-	(100,000)
Common stock	-	4
Additional paid in capital	-	99,996
Related party loans forgiven:		
Loans and notes payable, related parties	(47,100)	-
Additional paid in capital	47,100	-
Beneficial conversion feature of convertible notes payable:		
Notes payable	(55,558)	-
Additional paid in capital	55,558	-
Adjustment to purchase price for Biohealth Medical Laboratory, Inc.:		
Goodwill	29,024	-
Notes payable issued	(24,678)	-
Accrued expenses	(4,346)	-

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 1 – Organization and Presentation

Organization

Medytox Solutions, Inc. (the “Company”), was incorporated in Nevada on July 20, 2005 as Casino Players, Inc.  In the first half of 2011, Company management decided to reorganize the operations of the Company as a holding company to acquire and manage a number of companies in the medical services sector.

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

On April 4, 2013, the Company's wholly-owned subsidiary, MDI, purchased 100% of the interests in International Technologies, LLC ("Tech").  Tech operates a licensed clinical lab in Waldwick, New Jersey and is an enrolled Medicare provider.

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

Reclassifications

Certain items on the statements of operations for the three and six months ended June 30, 2012 and statement of cash flows for the six months ended June 30, 2012 have been reclassified to conform to current period presentation.

Note 2 – Disputed Subsidiary

On July 2, 2013, a jury awarded our wholly-owned subsidiary, Medytox Institute of Laboratory Medicine, Inc. ("MILM"), $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. ("Trident"), and Trident's shareholders, Michele Steegstra, Christopher Hawley, Donette Hawley, Michael Falestta and Skyler Lukas ("Shareholders"), and awarded Seamus Lagan $750,000 individually against Christopher Hawley for Mr. Hawley's defamatory postings on the internet.  The jury rejected every claim made against the MILM parties.

The case arose from the August 22, 2011 agreement among MILM and Trident and its Shareholders pursuant to which MILM was to acquire 81% of Trident.  On January 17, 2012, Trident notified MILM that it was rescinding the agreement.  As a result, MILM filed suit against Trident and its Shareholders in Florida Circuit Court in Broward County.  The jury found that Trident and its Shareholders breached the agreement and failed to perform their obligations thereunder.

Final judgment has not yet been entered and there is still the possibility of post-trial motions and an appeal.

Legal fees related to the lawsuit were $490,796 and $590,301 for the three and six months ended June 30, 2013 and $39,583 and $165,596 for the three and six months ended June 30, 2012, respectively.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 2 – Disputed Subsidiary (Continued)

The Company has not received any financial statements of Trident since August 31, 2012.  These consolidated financial statements were prepared without the missing activity.  Management believes that the missing activity is immaterial to the consolidated financial statements as a whole.  The Company has established a disputed net income reserve of $397,918 as of June 30, 2013 and December 31, 2012, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.  The assets and liabilities of Trident have been condensed and presented as assets, or liabilities, attributable to disputed activity in the June 30, 2013 and December 31, 2012 consolidated balance sheets.  A separate $389,135 of commissions payable on Trident sales is included in liabilities attributable to disputed activity as of June 30, 2013 and December 31, 2012.  See Note 4 – Notes Payable.

Assets and liabilities of the disputed subsidiary as of June 30, 2013 and December 31, 2012 were as follows:

Total assets	$ 1,367,796

Total liabilities	$ 1,104,063

Note 3 – Long-Lived Assets

Property and equipment at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Medical equipment	$533,554	$269,931
Equipment	71,631	37,140
Capital lease assets	620,238	-
Furniture	143,840	66,606
Leasehold improvements	104,799	47,197
Vehicles	174,957	70,828
Computer equipment	223,351	85,478
Software	238,501	196,711
Less accumulated depreciation	-606,603	-175,150
Property and equipment, net	$1,504,268	$598,741

Depreciation of property and equipment was $204,033 and $40,659 for the six months ended June 30, 2013 and 2012, respectively.

The Company has recorded medical licenses acquired from acquisitions in the amount of $550,000 as intangible property as of June 30, 2013 and December 31, 2012.  The medical licenses include licenses for Medicare and Medicaid, COLA Laboratory Accreditation, Clinical Laboratory Improvement Amendments (CLIA), and State of Florida (AHCA) Clinical Laboratory Licenses and have indefinite lives.  As such, there was no amortization of intangible assets for the six months ended June 30, 2013 and 2012.

Management periodically reviews the valuation of long-lived assets for potential impairments.  Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 4 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties.  At June 30, 2013 and December 31, 2012, notes payable consisted of the following:

	June 30,	December 31,
	2013	2012
Convertible debenture for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest only payments are payable monthly. The note is convertible at $2.50 per share until October 31, 2013 when the note is due. This note is subordinated to the loan from TCA Global Credit Master Fund, L.P. ("TCA") and is secured by the assets of the Company, Medytox Medical Management Solutions Corp. ("MMMS") and Trident.	$400,000	$500,000

Loan for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest and principal are payable in 10 equal payments ending August 31, 2013. This note is subordinated to the loan from TCA and is secured by the assets of the Company, MMMS and Trident.	-	150,000

Acquisition note to former shareholders of Medical Billing Choices, Inc. ("MBC") in the amount of $750,000, payable from percentage of collections, with interest at 6%, payable by August 22, 2013.	278,057	449,512

Loan from TCA. Principal of $2,525,000 and $1,725,000, respectively, payable by September 4, 2013. Secured by all assets of the Company and its subsidiaries (other than Trident and MBC).	2,525,000	1,725,000

Acquisition note to former member of PB Laboratories, LLC for 50.5% ownership, in the amount of $200,000 at 6% interest, with payments of $50,000 quarterly starting May 17, 2012	-	50,000

Acquisition note to former member of PB Laboratories, LLC for 49.5% ownership, in the amount of $200,000 at 0% interest, with payments of $50,000 quarterly starting January 31, 2013	50,000	150,000

Acquisition note to former shareholder of Biohealth Medical Laboratory, Inc. for 50.5% ownership, in the amount of $165,125 at 0% interest, with payments of $75,000 due quarterly starting February 7, 2013 and a final payment of $15,125 due on August 7, 2013. In May 2013, a final settlement was reached with the former shareholder and the remaining balance of $24,677 as of May 31, 2013 was discharged.	-	99,677

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 4 – Notes Payable (Continued)

	June 30,	December 31,
	2013	2012

Short-term note from affiliate, non-interest bearing and is due on demand.	-	30,200

Acquisition note No.1 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	237,500	-

Acquisition note No. 2 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	237,500	-

Loan from former shareholders of Alethea Laboratories, Inc. in the amount of $344,650 at 4% interest, with principal payments of $24,618 due monthly starting March 15, 2013.	246,178	-

Commercial loan with a finance company, dated December 20, 2012, in the original amount of $18,249 and bearing interest at 12.59%. Principal and interest payments in the amount of $364 are payable for 72 months ending on January 3, 2019. This note is secured by a lien on a vehicle with a carrying value of $18,701 at June 30, 2013.	17,382	-

Commercial loan with a finance company, dated November 15, 2012, in the original amount of $18,008 and bearing interest at 15.07%. Principal and interest payments in the amount of $384 are payable for 72 months ending on November 30, 2018. This note is secured by a lien on a vehicle with a carrying value of $18,484 at June 30, 2013.	16,887	-

Commercial loan with a finance company, dated November 28, 2012, in the original amount of $20,345 and bearing interest at 8.99%. Principal and interest payments in the amount of $368 are payable for 72 months ending on January 12, 2019. This note is secured by a lien on a vehicle with a carrying value of $20,587 at June 30, 2013.	19,041	-

Acquisition convertible note No. 1 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest, due January 17, 2014. The note is convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $19,387 at June 30, 2013.	230,613	-

Acquisition convertible note No. 2 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest, due January 17, 2014. The note is convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $19,387 at June 30, 2013.	230,613	-

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 4 – Notes Payable (Continued)

	June 30,	December 31,
	2013	2012
Loan from former member of International Technologies, LLC in the remaining amount of $416,667 at the date of acquistion, at 1% interest, with principal payments of $83,333 due quarterly starting June 7, 2013.	333,334	-

Loan from former member of International Technologies, LLC in the remaining amount of $112,500 at the date of acquistion, at 1% interest, with principal payments of $22,500 due quarterly starting June 7, 2013.	90,000	-

	4,916,131	3,158,413

Less current portion	(4,766,036)	(3,158,413)

Notes payable, net of current portion	$ 150,095	$ -

TCA Global

On May 14, 2012, the Company borrowed $550,000 from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012 (the "Credit Agreement"), among Medytox, MMMS, MDI, PB Laboratories, LLC (“PB Labs”) and the Lender.  The funds were used for general corporate purposes.  Under the Credit Agreement, Medytox may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially was $550,000.

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

•

the maturity date of the loan was extended to September 3, 2013 from the previous maturity date of February 8, 2013 (subject to the Lender's continuing ability to call the loan upon 60 days written notice); and

•

a covenant was added to require that any subsidiary that is formed, acquired or otherwise becomes a subsidiary must guarantee the loan and pledge substantially all of its assets as security for the loan.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 4 – Notes Payable (Continued)

TCA Global (Continued)

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

In connection with Amendment No. 3, Medytox executed an Amended and Restated Revolving Promissory Note, due September 4, 2013, in the amount of $2,525,000. Except as amended through Amendment No. 3, the terms of the Credit Agreement remain in full force and effect.

Deferred Loan Costs

The Company has incurred certain loan costs as inducement for loans and has recorded them as deferred loan costs.  The loan costs are amortized as interest expense on a straight-line basis over the life of the loan.  Deferred loan costs at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Deferred loan costs	$ 374,300	$ 321,950
Less accumulated accretion as interest	(356,850)	(244,758)

Deferred loan costs, net	$ 17,450	$ 77,192

Note 5 – Related Party Transactions

William Forhan, the Chief Executive Officer, director and shareholder of the Company, had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to Mr. Forhan was $57,100 at December 31, 2012.  During the six months ended June 30, 2013, $10,000 was paid and the remaining $47,100 was released by Mr. Forhan.  The $47,100 is recorded as a capital contribution as additional paid in capital.

Alcimede, LLC, of which a shareholder of the Company is the managing member, had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to Alcimede was $85,000 at December 31, 2012.  During the six months ended June 30, 2013, the $85,000 was paid along with a one-time interest charge of $18,417.

A selling shareholder of MBC has advanced loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. The amount outstanding to the selling shareholder was $100,000 at June 30, 2013 and December 31, 2012, respectively.

On September 10, 2012, the Company entered into an Asset Purchase Agreement with DASH Software, LLC (“DASH”) for the purchase of certain software utilized by the Company in its operations for $150,000.  Sharon Hollis, a Vice President and shareholder of the Company, is the Managing Member of DASH.  During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company paid $33,070 and $116,930 to DASH, respectively, pursuant to the Asset Purchase Agreement.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 5 – Related Party Transactions (Continued)

In connection with the Company's acquisition of MBC, Dr. Thomas Mendolia, the Chief Executive Officer of the Company's Laboratories and a shareholder, entered into an agreement with the selling shareholders of MBC to receive 20% of the purchase price of MBC as it was paid by the Company and 0.88% of the gross collections that MBC collected for the Company.  Pursuant to this agreement, Dr. Mendolia received $29,625 for the year ended December 31, 2011, $90,152 during the year ended December 31, 2012 and $103,583 during the six months ended June 30, 2013 for a total of $223,360.  Pursuant to the completion of the acquisition of MBC on July 22, 2013, the Company and Dr. Mendolia agreed that the $223,360 would be paid back to MBC and is shown as advances to related party at June 30, 2013.

Note 6 – Stockholders’ Equity

Authorized Capital

The Company has 500,000,000 authorized shares of Common Stock at $0.0001 par value and 100,000,000 authorized shares of Preferred Stock at a par value of $0.0001.

On October 1, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 5,000 shares of Series B Non-convertible Preferred Stock, at $0.0001 par value.  The Series B shares do not include any voting rights and allow for monthly dividends in an amount equal to the sum of 1) 10% of the amount of gross sales in excess of $1 million collected in the ordinary course of business, not to exceed $150,000, and 2) 15% of the amount of gross sales in excess of $2.5 million collected in the ordinary course of business.

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

Common Stock

During the six months ended June 30, 2013, the Company issued Units to purchase 46,400 shares of its common stock and warrants to purchase an additional 46,400 shares of common stock at an exercise price of $2.50 to nine investors for $116,000 cash ($2.50 per unit) in private placements.

During the six months ended June 30, 2013, the Company repurchased 40,000 shares of its common stock from the Lender for $100,000 and cancelled the shares.

During the six months ended June 30, 2013, the Company issued 25,000 shares of its common stock to an employee in lieu of cash compensation.  The shares were valued at $2.50 per share, based on the price of shares sold to investors, for a total of $62,500.

Stock Options

During the six months ended June 30, 2013, the Company’s Board of Directors granted stock options to purchase a total of 600,000 shares of the Company’s restricted Common Stock to directors of the Company.  The Company does not have a stock option plan approved by shareholders.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Stock Options (Continued)

The following summarizes options outstanding at December 31, 2012 and option activity for the six months ended June 30, 2013:

	Common Stock Options Outstanding
	Employees and Directors	Non-employee	Total	Weighted average exercise price

Outstanding at December 31, 2011	-	400,000	400,000	4.50

Options granted	19,300,000	3,020,000	22,320,000	$ 5.66

Options exercised	-	-	-	-

Options cancelled or expired	(1,000,000)	(400,000)	(1,400,000)	3.43

Outstanding at December 31, 2012	18,300,000	3,020,000	21,320,000	5.79

Options granted	600,000	-	600,000	3.75

Options exercised	-	-	-	-

Options cancelled or expired	-	-	-	-

Balance at June 30, 2013	18,900,000	3,020,000	21,920,000	$ 5.63

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at June 30, 2013:

	Options outstanding				Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value

$2.50	6,550,000	4.33	$2.50	$ -	6,450,000	$2.50	$ -
$5.00	6,350,000	4.46	$5.00	-	6,250,000	$5.00	-
$10.00	6,000,000	9.51	$10.00	-	6,000,000	$10.00	-
	18,900,000		$5.72	$ -	18,700,000	$5.74	$ -

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at June 30, 2013:

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Stock Options (Continued)

	Options outstanding				Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value
$2.50	1,020,000	4.45	$2.50	$ -	1,020,000	$2.50	$ -
$5.00	1,000,000	4.51	$5.00	-	1,000,000	$5.00	-
$10.00	1,000,000	9.51	$10.00	-	1,000,000	$10.00	-
	3,020,000		$5.81	$ -	3,020,000	$5.81	$ -

During the six months ended June 30, 2013, the Company issued options to puchase a total of 600,000 shares of the Company’s common stock to two directors. These options have contractual lives of four years and were valued at an average grant date fair value of $0.20 per option, or $120,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Contractual term	4 years
Expected volatility	26.48%
Risk free interest rate	0.54%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.  Vested amount of the options of $80,000 was expensed as stock-based compensation for the six months ended June 30, 2013.  As of June 30, 2013, there was unrecognized compensation costs of $40,000 related to stock options. The Company expects to recognize those costs over a weighted average period of .80 years as of June 30, 2013. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Warrants

The following table summarizes warrant transactions for the six months ended June 30, 2013:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2012	-	$ -		$ -

Granted in 2013	346,400	$ 3.22

Outstanding at June 30, 2013	346,400	$ 3.22	1.42	$ -

Exercisable at June 30, 2013	346,400	$ 3.22	1.42	$ -

Weighted Average Grant Date Fair Value		$ 0.25

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Warrants (Continued)

During the six months ended June 30, 2013, the Company issued warrants to purchase a total of 46,400 shares of the Company’s common stock in conjunction with sales of Units. These warrants have contractual lives of ten months and were valued at a grant date fair value of $-0- per warrant using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$0.01
Contractual term	10 months
Expected volatility	29.13%
Risk free interest rate	0.15%
Dividend yield	0

During the six months ended June 30, 2013, the Company issued warrants to purchase a total of 300,000 shares of the Company’s common stock to two individuals in connection with obligations entered into by the Company’s subsidiaries. These warrants have contractual lives of two years and were valued at an average grant date fair value of $0.283 per warrant, or $85,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Contractual term	2 years
Expected volatility	29.13%
Risk free interest rate	0.27%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.  The $85,000 was expensed as stock-based compensation for the six months ended June 30, 2013.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2013, there were a total of 21,920,000 stock options to purchase shares of common stock outstanding, warrants outstanding to purchase 346,400 shares of common stock, $900,000 of convertible debentures convertible into an estimated 266,838 shares of the Company’s common stock, and 1,000,000 shares of convertible Series C preferred stock outstanding. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of income (loss) per share.

Note 7 – Business Combinations

The Company completed two acquisitions during the six months ended June 30, 2013 and two each during the years ended December 31, 2012 and 2011.  The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of FASB ASC 805 “Business Combinations“.  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 7 – Business Combinations (Continued)

Goodwill was attributable to the following subsidiaries as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Medical Billing Choices, Inc.	$802,112	$802,112

PB Laboratories, LLC	107,124	107,124

Biohealth Medical Laboratory, Inc.	112,652	141,676

Alethea Laboratories, Inc.	975,284	-

International Technologies, LLC	1,665,329	-

	$3,662,501	$1,050,912

The goodwill attributed to Alethea Laboratories, Inc. and International Technologies, LLC is subject to adjustment by management as described below.

International Technologies, LLC

On April 4, 2013, the Company, through its subsidiary, Medytox Diagnostics, Inc. (“MDI”), agreed to purchase 100% of the membership interests of International Technologies, LLC ("Intl Tech") from two unrelated parties for cash of $127,000 and two convertible debentures in a total amount of $500,000.  The debentures bear interest at 5%, are due on January 17, 2014 and are convertible at any time after 90 days from the date of issuance at a conversion price of a 10% discount to the average market price of the Company’s common stock for the 30 days prior to the conversion.

The following table summarizes the consideration given for Intl Tech and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date.  Management is in the process of valuing any identifiable intangible assets.  Until the valuation is complete and values are assigned to intangible assets, if any, the entire amount of the excess of the consideration given over the net assets acquired is allocated to goodwill.

Consideration Given:

Cash	$ 127,000
Amount due from International Technologies, Inc.	451,402
Acquisition notes	500,000

Total Consideration	$ 1,078,402

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$ 1,703
Accounts payable	(59,463)
Amounts due to Medytox
Notes payable	(529,167)
Identified intangible assets	-
Total identifiable net assets	(586,927)

Goodwill and unidentified intangible assets	1,665,329

$ 1,078,402

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 7 – Business Combinations (Continued)

Alethea Laboratories, Inc.

On January 1, 2013, the Company, through its subsidiary, MDI, agreed to purchase 100% of Alethea Laboratories, Inc. ("Alethea") from two unrelated parties for cash of $125,000 and two installment notes in a total amount of $575,000.  The notes are being paid in $50,000 quarterly installments beginning on April 1, 2013.

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

Consideration Given:

Cash	$ 125,000
Acquisition notes	575,000

Total Consideration	$ 700,000

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$ 2,032
Property and equipment, net	92,498
Capital lease assets, net	392,817
Accounts payable	(2,032)
Note payable	(344,650)
Capital lease obligation	(415,949)
Identified intangible assets	-
Total identifiable net assets	(275,284)

Goodwill and unidentified intangible assets	975,284

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

Legal Matters – Trident Labs

On July 2, 2013, a jury awarded our wholly-owned subsidiary, MILM, $2,906,844 on its breach of contract claim against Trident and Trident's shareholders, Michele Steegstra, Christopher Hawley, Donette Hawley, Michael Falestta and Skyler Lukas ("Shareholders"), and awarded Seamus Lagan $750,000 individually against Christopher Hawley for Mr. Hawley's defamatory postings on the internet.  The jury rejected every claim made against the MILM parties.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 8 – Commitments and Contingencies (Continued)

Legal Matters (Continued)

The case arose from the August 22, 2011 agreement among MILM and Trident and its Shareholders pursuant to which MILM was to acquire 81% of Trident.  On January 17, 2012, Trident notified MILM that it was rescinding the agreement.  As a result, MILM filed suit against Trident and its Shareholders in Florida Circuit Court in Broward County.  The jury found that Trident and its Shareholders breached the agreement and failed to perform their obligations thereunder.

Final judgment has not yet been entered and there is still the possibility of post-trial motions and an appeal.

Legal fees related to the lawsuit were $490,796 and $590,301 for the three and six months ended June 30, 2013 and $39,583 and $165,596 for the three and six months ended June 30, 2012, respectively.

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

Note 9 – Subsequent Events

On July 2, 2013, a jury awarded our wholly-owned subsidiary, MILM, $2,906,844 on its breach of contract claim against Trident and Trident's shareholders, Michele Steegstra, Christopher Hawley, Donette Hawley, Michael Falestta and Skyler Lukas ("Shareholders"), and awarded Seamus Lagan $750,000 individually against Christopher Hawley for Mr. Hawley's defamatory postings on the internet.  The jury rejected every claim made against the MILM parties.

The case arose from the August 22, 2011 agreement among MILM and Trident and its Shareholders pursuant to which MILM was to acquire 81% of Trident.  On January 17, 2012, Trident notified MILM that it was rescinding the agreement.  As a result, MILM filed suit against Trident and its Shareholders in Florida Circuit Court in Broward County.  The jury found that Trident and its Shareholders breached the agreement and failed to perform their obligations thereunder.  Final judgment has not yet been entered and there is still the possibility of post-trial motions and an appeal.

On July 15, 2013, the Company borrowed an additional $500,000 from TCA pursuant to the terms of Amendment No, 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013 ("Amendment No. 4"). These additional funds shall be used in accordance with management's discretion. In connection with Amendment No. 4, Alethea Laboratories, Inc. and International Technologies, LLC, wholly-owned subsidiaries of the Company, each entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

In connection with Amendment No. 4, the Company executed an Amended and Restated Revolving Promissory Note, due January 15, 2014, in the amount of $3,025,000and the maturity date of the loan was extended to January 15, 2014, subject to the Lender’s continuing ability to call the loan upon 60 days’ notice.  Except as amended through Amendment No. 4, the terms of the Credit Agreement remain in full force and effect.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

On July 12, 2013, the Company and the two selling shareholders amended the Agreement, dated August 22, 2011, pursuant to which the Company had acquired Medical Billing Choice, Inc. (“MBC”).  The Company paid the balance due of $378,057 under its promissory note and issued an aggregate of 160,000 shares of its restricted common stock to the two selling shareholders. In addition, the loan made by one selling shareholder in the amount of $100,000 was discharged.  One of the sellers will retire and the other has accepted an employment agreement for two years that includes the grant of (i) options to purchase 1,000,000 shares of common stock, exercisable at $2.50 a share for 36 months and (ii) options to purchase 250,000 shares of common stock, exercisable at $5.00 a share for 60 months after the date of grant.  The amendment to the Agreement will result in an adjustment to the purchase price of MBC, as well as the resulting goodwill in connection with the acquisition.

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

Company Overview

Medytox Solutions, Inc. (the “Company”, "Medytox", “we”, “us”, or “our”) is a holding company that owns and operates businesses in the medical services sector.  Its principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States.  In each of 2012 and the six months ended June 30, 2013, testing services to rehabilitation facilities represented over 70% of our revenues.

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

Company History

Medytox was incorporated in Nevada on July 20, 2005 under the name Casino Players, Inc.  The original business was conducted by a wholly-owned subsidiary, Casino Rated Players, Inc., a Nevada corporation that operated as a casino representative company offering complementary rooms to rated players.

During 2010 and 2011, the casino representative business was minimal.  In the first half of 2011, Company management decided to reorganize as a holding company to acquire and manage a number of companies in the medical services sector.

On June 22, 2011, the Company organized Medytox Medical Management Solutions Corp. (“MMMS”), a Florida corporation, as a wholly-owned subsidiary.  MMMS is a marketing company selling laboratory testing services to medical clinics, hospitals and physicians' offices. MMMS operates from the corporate offices in West Palm Beach, Florida.

On July 26, 2011, the Company organized Medytox Institute of Laboratory Medicine, Inc. (“MILM”), a Florida corporation, as a wholly-owned subsidiary.  MILM was organized to acquire and manage medical testing laboratories. MILM operates from the corporate offices in West Palm Beach, Florida.

On August 22, 2011, MILM entered into a purchase agreement to acquire 81% of Trident Laboratories, Inc. (Trident), a privately-owned Florida corporation.  Trident operates a medical testing laboratory specializing in urine testing from a facility in Hollywood, Florida.  MILM acquired 49% ownership in Trident at closing and had the right to acquire an additional 32% for $500,000 to be paid in full by August 22, 2012.  The sellers had an option to sell the remaining 19% ownership in Trident for a certain period.  The sellers requested the purchase agreement be rescinded on January 16, 2012. MILM filed an action seeking to enforce the purchase agreement against Trident and its shareholders, Michelle Steegstra, Christopher Hawley, Donnette Hawley, Michael Falestra and Skyler Lukas (collectively, the "Trident Defendants") for (i) civil conspiracy, (ii) specific performance, (iii) anticipatory breach of contract, (iv) constructive trust, (v) accounting, and (vi) interpleader.  In addition, the Trident Defendants filed a counterclaim and third-party complaint stating causes of action for (i) fraudulent inducement, (ii) civil conspiracy, (iii) tortious interference with business relationships, and (iv) defamation.  On July 2, 2013, a jury awarded MILM $2,906,844 on its breach of contract claim against the Trident Defendants and awarded Seamus Lagan $750,000 individually against Christopher Hawley for Mr. Hawley's defamatory postings on the internet.  The jury rejected every claim made against the MILM parties.  Final judgment has not yet been entered and there is still the possibility of post-trial motions and an appeal.

On August 22, 2011, the Company acquired 100% of Medical Billing Choices, Inc. (“ARC”), a privately-held North Carolina corporation, for $100,000 cash and a $750,000 installment note.  Now known as ARC Medical Billing, the company operates a medical billing service for a variety of medical providers throughout the southeastern United States from offices in Charlotte, North Carolina.  ARC is the main billing company for the Medytox-owned laboratories and allows Medytox to offer medical billing services to its customers.

On September 16, 2011, the board of directors agreed to change the name of the Company to Medytox Solutions, Inc. and to file for a new trading symbol.  On October 27, 2011, FINRA approved the name change and the new symbol, "MMMS".

On February 16, 2012, Medytox Diagnostics, Inc. (“MDI”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement for the purchase of 50.5% of the outstanding membership interests in Collectaway, LLC ("Collectaway"), a clinical laboratory located in Palm Beach County, Florida.  The name of Collectaway, LLC was changed to PB Laboratories, LLC.

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

Plan of Operation

Medytox is a holding company that owns and operates businesses in the medical services sector. Medytox has invested in a strong sales team, a client services team and proprietary technologies to better serve the needs of a modern-day medical provider.

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

Results of Operations

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues

Revenues were $8,602,577 for the three months ended June 30, 2013 compared to $2,352,360 for the three months ended June 30, 2012, an increase of $6,250,217, or 266%.  The increase is primarily due to the Company’s subsidiaries, PB Labs and Biohealth, operating at full scale during the second quarter of 2013 while PB Labs and Biohealth were acquired in February 2012 and December 2012, respectively.

Operating Expenses and Other Income

For the three months ended June 30, 2013 our total operating expenses were $7,675,800 compared to $3,262,730 for the three months ended June 30, 2012 resulting in an increase of $4,413,070, or 135%.  The increase is attributable to increases in direct costs of revenue of $1,284,936, general and administrative expenses of $614,761, legal fees related to the Trident lawsuit of $451,213, sales and marketing expenses of $466,920, bad debt expense of $1,477,925 and depreciation and amortization of $117,315.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, legal fees, and consulting costs.  The remaining increases are directly attributable to the increase in revenues and the acquisitions of PB Labs and Biohealth during 2012 and Alethea and International Tech during 2013.

Our income from operations for the three months ended June 30, 2013 was $926,777 as compared to a loss from operations of $(910,370) for the three months ended June 30, 2012.

Other expenses incurred during the three months ended June 30, 2013 included: (i) interest expense of $75,758 (2012: $141,334); offset by (ii) gain (loss) on settlement of debt of $(47,100) (2012: $59,000); (iii) gain on the settlement of assets of $100 (2012: $-0-); and (iv) other income of $58 (2011: $20,694).

Net income attributable to Medytox Solutions common shareholders for the three months ended June 30, 2013 was $438,912 compared to $37,973 for the three months ended June 30, 2012.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues

Revenues were $16,626,336 for the six months ended June 30, 2013 compared to $3,591,341 for the six months ended June 30, 2012, an increase of $13,034,995, or 363%.  The increase is primarily due to the Company’s subsidiary, PB Labs, operating at full scale during the first and second quarters of 2013 and Biohealth beginning operations in the second quarter of 2013 while PB Labs and Biohealth were acquired in February 2012 and December 2012, respectively.

Operating Expenses and Other Income

For the six months ended June 30, 2013 our total operating expenses were $14,442,103 compared to $5,219,266 for the six months ended June 30, 2012 resulting in an increase of $9,222,837, or 177%.  The increase is attributable to increases in direct costs of revenue of $2,622,472, general and administrative expenses of $1,642,372, legal fees related to the Trident lawsuit of $424,705, sales and marketing expenses of $843,049, bad debt expense of $3,526,865 and depreciation and amortization of $163,374.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, legal fees and consulting costs.  The remaining increases are directly attributable to the increase in revenues and the acquisitions of PB Labs and Biohealth during 2012 and Alethea and International Tech during 2013.

Our income from operations for the six months ended June 30, 2013 was $2,184,233 as compared to a loss from operations of $(1,627,925) for the six months ended June 30, 2012.

Other expenses incurred during the six months ended June 30, 2013 included: (i) interest expense of $263,602 (2012: $174,667); (ii) loss on legal settlement of $69,800 (2012: $-0-); offset by (iii) gain on settlement of debt of $-0- (2012: $59,000); (iv) gain on the settlement of assets of $350 (2012: $-0-); and (v) other income of $209 (2011: $21,203).

Net income (loss) attributable to Medytox Solutions common shareholders for the six months ended June 30, 2013 was $853,384 compared to a loss of $(653,045) for the six months ended June 30, 2012.

Disputed Segment

The dispute with Trident Laboratories, Inc. occurred in 2012.  The assets and liabilities of Trident are excluded from the individual consolidated balance sheet line items and presented separately as assets and liabilities from disputed activity and operating activity for 2012 and the first six months of 2013 is excluded from the consolidated statement of operations. In addition, the Company has reserved $397,918 of net income from the disputed activity for the period from August 22, 2011 (date of acquisition) through June 30, 2013.  The net assets and liabilities attributable to the disputed activity are as follows at June 30, 2013:

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

For the six months ended June 30, 2013, we funded our operations primarily through cash provided by operations and borrowings from third parties, while for the six months ended June 30, 2012 we funded our operations through borrowings from both third and related parties. Our principal use of funds during the six months ended June 30, 2013 has been for payments on borrowings, acquisitions and general corporate expenses.

Liquidity and Capital Resources during the six months ended June 30, 2013 compared to the six months ended June 30, 2012

As of June 30, 2013, we had cash of $956,250 and deficit in working capital of $2,288,173.  The Company generated cash flow from operations of $1,531,585 for the six months ended June 30, 2013 compared to cash provided by operations of $159,203 for the six months ended June 30, 2012. The cash flow from operating activities for the six months ended June 30, 2013 was primarily attributable to the Company's net income from operations of $1,336,490, increased by depreciation and amortization of $204,033, stock issued for services of $62.500, stock-based compensation of $165,000, increase in allowance for bad debts of $259,300, accretion of loan costs as interest of $112,092, and accretion of beneficial conversion feature as interest of $16,784, and offset by the gain on disposal of assets of $350, and net changes in operating assets and liabilities of $624,264.  Cash provided by operations for the six months ended June 30, 2012 was primarily attributable to the Company's net loss from operations of $653,045, offset by depreciation and amortization of $40,659, increase in allowance for bad debts of $550,120, accretion of loan costs as interest of $16,667, liabilities attributable to disputed subsidiary of $389,135 and net changes in operating assets and liabilities of $129,910, and increased by noncontrolling interests of $314,243.

Cash used in investing activities for the six months ended June 30, 2013 includes $567,642 for the purchase of property and equipment, cash advanced to related parties of $674,763 and cash paid for acquisitions of $252,000, offset by cash received for the sale of property and equipment of $350 and cash received in acquisitions of $3,736.  Cash used in investing activities for the six months ended June 30, 2012 was attributable to the purchase of property and equipment of $167,201 and cash advanced to related parties of $898.

Cash used in financing activities for the six months ended June 30, 2013 includes $52,350 for deferred loan costs, dividends on preferred B stock of $483,106, payments on notes payable of $984,252, payments on capital lease obligations of $60,093, payments on related party loans of $95,000 and common stock repurchased from a lender of $100,000, offset by proceeds received from the sale of common stock of $116,000 and proceeds received from the issuance of notes payable of $800,000.  Cash provided by financing activities for the six months ended June 30, 2012 includes proceeds from the issuance of notes payable of $550,000 and borrowings from related parties of $275,040, offset by payments made on repurchase agreements of $33,082, payments made on notes payable of $279,508, and payments on related party loans of $114,558.

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

On March 4, 2013, Medytox borrowed an additional $800,000 from the Lender pursuant to the terms of Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013 ("Amendment No. 3"). These additional funds were used in accordance with management's discretion. In connection with Amendment No. 3, Advantage Reference Labs, Inc., a newly-formed wholly-owned subsidiary of Medytox ("Advantage"), entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

On July 15, 2013, the Company borrowed an additional $500,000 from the Lender pursuant to the terms of Amendment No, 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013 ("Amendment No. 4"). In connection with Amendment No. 4, Alethea Laboratories, Inc. and International Technologies, LLC, wholly-owned subsidiaries of the Company, each entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

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

Legal Matters – Trident Labs

On July 2, 2013, a jury awarded our wholly-owned subsidiary, Medytox Institute of Laboratory Medicine, Inc. ("MILM"), $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. ("Trident"), and Trident's shareholders, Michele Steegstra, Christopher Hawley, Donette Hawley, Michael Falestta and Skyler Lukas ("Shareholders"), and awarded Seamus Lagan $750,000 individually against Christopher Hawley for Mr. Hawley's defamatory postings on the internet.  The jury rejected every claim made against the MILM parties.

The case arose from the August 22, 2011 agreement among MILM and Trident and its Shareholders pursuant to which MILM was to acquire 81% of Trident.  On January 17, 2012, Trident notified MILM that it was rescinding the agreement.  As a result, MILM filed suit against Trident and its Shareholders in Florida Circuit Court in Broward County.  The jury found that Trident and its Shareholders breached the agreement and failed to perform their obligations thereunder.

Final judgment has not yet been entered and there is still the possibility of post-trial motions and an appeal.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2013, the Company issued 46,400 shares of its common stock to nine investors.  Along with such shares, the Company also issued warrants to purchase an additional 46,400 shares of common stock at an exercise price of $2.50

On April 19, 2013, the Company issued options to purchase a total of 600,000 shares of the Company’s common stock to two directors of the Company.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

On July 12, 2013, the Company and the two selling shareholders amended the Agreement, dated August 22, 2011, pursuant to which the Company had acquired Medical Billing Choice, Inc. (“MBC”).  The Company paid the balance due of $378,057 under its promissory note and issued an aggregate of 160,000 shares of its restricted common stock to the two selling shareholders. In addition, the loan made by one selling shareholder in the amount of $100,000 was discharged.  One of the sellers will retire and the other has accepted an employment agreement for two years that includes the grant of (i) options to purchase 1,000,000 shares of common stock, exercisable at $2.50 a share for 36 months and (ii) options to purchase 250,000 shares of common stock, exercisable at $5.00 a share for 60 months after the date of grant.  The amendment to the Agreement will result in an adjustment to the purchase price of MBC, as well as the resulting goodwill in connection with the acquisition.

Item 6.    Exhibits

Exhibit 10.53	Amendment dated July 12, 2013, to the Agreement dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc.
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013	By: /s/ William G. Forhan
William G. Forhan
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By: /s/ Jace Simmons
Jace Simmons
Chief Financial Officer (Principal Financial Officer)

Exhibit 10.53

DATED THE 12th July 2013

Agreement between

Medical Billing Choices IncTA ARC Medical BillingAnd its Shareholders

814 Tyvola RoadSuite 116

Charlotte North Carolina 28217

-AND

Medytox Solutions, Inc.

400 South Australian AvenueSuite 800West Palm BeachFlorida 33401

Amendment to the existing Agreement for the purchase

Of

Medical Billing Choices Inc

By

Casino Players, Inc. dated 22nd August 2011

Initial

Initial

Agreement:

This Agreement is to confirm a point that the Parties agree to amend from what was defined in the Purchase and Sale Agreement entered into on 22nd August 2011.

The agreement does not purport to deal with all the issues required in a transaction of this nature but the parts as agreed herein are binding upon the parties to complete the transaction described. Each party will be responsible to seek their own legal representation and neither party will have any responsibility for any costs that the other party may incur as part of this process.

BETWEEN:

1.

Medytox Solutions, Inc., ( Herein after referred to as Medytox) 400 S Australian Avenue, Suite 800, West Palm Beach, Florida 33401 and formerly known as Casino Players, Inc., 700 W Hillsboro Blvd, Deerfield Beach, Florida 33441-1612

And

2.

Medical Billing Choices Inc (TA ARC Medical Billing) (Hereinafter referred to as ARC or the Company) and its shareholders, (Herin after referred to as The Selling Shareholders or Sellers) 814 Tyvola Road, Suite 116, Charlotte, North Carolina 28217

Initial

Ltitial

The parties' agree as follows:

1.

Medytox and ARC agree to immediately complete the transaction whereby ARC will become a 100% owned Subsidiary of Medytox

2.

The purchase price that ARC and Medytox agreed to was $850,000.

i)

Medytox paid a $100,000 deposit upon signing the agreementon 22nd August 2013. ARC selling shareholders did not benefit personally from the $100,000 deposit but instead left that money in the Company. The money was accounted for as being a loan from and due to the Selling Shareholders. Medytox hereby accepts that this initial $100,000 payment did not go towards the purchase price and was treated as a loan due to the Selling Shareholders. Both parties herby confirm that upon payment of the balance as described below the Selling Shareholders has no claim on any repayment of any part of this $100,000 deposit payment made in August 2011.

ii)

This parties hereby agree to complete the Purchase Agreementdated August 22 2011 as follows;

a.

The total amount that has been paid to the Selling Shareholders to date is $471,943.25 leaving a balance of $378,056.75 to be paid by Medytox as full consideration for 100% ownership. Medytox. Medytox intends to immediately pay this balance and become the 100% owner of ARC.

b.

It is agreed that the Selling Shareholders will each receive 80,000 common shares of Medytox (Total shares equals 160,000) as consideration for and in full replacement of item number 4. in the Agreement dated August 11th 2011 which stated that employment agreements would include "a bonus payment equal to 2% of net revenues being paid to management for a period"

Sellers Representation. The Sellers represent and warrant to Medytox that: (a) there are no restrictions, agreements or understandings, oral or written, to which Seller is a party or by which Seller is bound that prevent or make unlawful their entering into, or performing their obligations under, this Agreement, and that entering into this Agreement will not violate any agreement to which they are a party or any other legal restriction; (b) they have, at their own expense, undertaken an independent analysis of the merits and risks of the Medytox Common Stock, including tax and legal consequences of their ownership of the Medytox Common Stock; (c) they been given an opportunity to review the financial information for the Medytox, which along with other information is available to them in filings with the Securities and Exchange Commission; (d) they have fully satisfied themselves as to any questions they may have concerning Medytox, its assets,

Initial

Initial

its liabilities and the Medytox Common Stock; (e) they acknowledge that (A) the Medytox Common Stock issuable pursuant to this—Agreement will constitute restricted stock and that accordingly cannot be sold, transferred, pledged, hypothecated, assigned or otherwise disposed of unless registered under the Securities Act of 1933, as amended, and any related state securities laws or such sale, transfer, pledge, hypothecation, assignment or disposal is otherwise exempt from such registration requirements, (B) they may have to hold the Medytox Common Stock for an indefinite period of time, and (C) they may have to bear the complete economic loss of their investment in the Medytox Common Stock; (0 their entering into, or performing their obligations under, this Agreement will not make Medytox subject to any order, legal process, decree, or prohibition to which it would not otherwise be subject and will not limit or adversely affect Medytox or its business and (j) they, or persons they have retained, has knowledge, skill and experience in financial business and investment matters relating to an investment of this type and are capable of evaluating the merits and risks of such investment and protecting Sellers in connection with an investment in the Company Stock.

Both parties will accept a faxed or scanned copy of this signed agreement as binding

Upon the signing of this document, both parties agree to deliver any documents as may be required to record or demonstrate that this transaction has been completed. Medytox will immediately instruct Akerman Senterfit to complete for signing any documents that may be required to record the transfer of ownership of ARC

The parties agree that all agreements will be governed by the Laws of Florida.

Initial

Initial

Signature page

Signed by

/s/ William Forhan

Date

7-18-13

For and on behalf of Medytox Solutions, Inc.

Signed by Mike Nicholson

/s/ Mike Nicholson

Date

7-18-13

For and on behalf of Medical Billing Choices, Inc

Initial

Initial

Exhibit 31.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO RULE 13A-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, William G. Forhan, certify that:

1.              I have reviewed this quarterly report on Form 10-Q of Medytox Solutions, Inc.;

2.              Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.              Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.              The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)            Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)            Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)            Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.               The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)            All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2013

/s/ William G. Forhan
William G. Forhan
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF

PRINCIPAL FINANCIAL OFFICER

PURSUANT TO RULE 13A-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Jace Simmons, certify that:

1.              I have reviewed this quarterly report on Form 10-Q of Medytox Solutions, Inc.;

2.              Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.              Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.              The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)            Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)            Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)            Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.               The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)            All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2013

/s/ Jace Simmons
Jace Simmons
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Medytox Solutions, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William G. Forhan, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2013

/s/ William G. Forhan
William G. Forhan Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Medytox Solutions, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jace Simmons, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2013

/s/ Jace Simmons
Jace Simmons Chief Financial Officer (Principal Financial Officer)