Form 10-K/A
period 2012-12-30
Medytox Solutions, Inc.
filed 2013-09-03
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Medytox Solutions, Inc. (the “Company”) for the year ended December 31, 2012 (the “Original Filing”), that was originally filed with the Securities and Exchange Commission on April 16, 2013, for the sole purpose of correcting a printing error on the Consolidated Statement of Operations for the year ended December 31, 2012. Net income attributable to Medytox Solutions common shareholders has been changed to its correct amount of $2,299,037.

Accordingly, Item 8 to the Original Filing (Financial Statements and Supplementary Data), including the Report of the Independent Registered Accounting Firms, have been included as part of this Amendment. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing currently dated certifications, set forth as Exhibits 31.3, 31.4, 32.3 and 32.4 to this Amendment. Thus, the Company hereby amends Item 15 of the Original Filing to add such currently dated certifications as Exhibits.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those exhibits of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing date of the Original Filing.

Item 8. Financial Statements and Supplementary Data.

MEDYTOX SOLUTIONS, INC.

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

DKM Certified Public Accountants

Clearwater, Florida

April 16, 2013 except for the printing error correction mentioned in the Explanatory Note, as to which the date is September 3, 2013.

PCAOB Registered
AICPA Member

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

April 9, 2012

MEDYTOX SOLUTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$1,773,785	$97,103
Accounts receivable, net	3,269,180	1,619,727
Prepaid expenses and other current assets	109,697	24,500
Deferred loan costs	77,192	–
Deferred tax assets	1,980,600	723,900
Assets attributable to disputed activity	1,367,796	–
Total current assets	8,578,250	2,465,230
Property and equipment, net	598,741	165,738
Other assets:
Intangible assets	550,000	–
Goodwill	1,050,912	1,302,112
Deposits	70,368	–
Total assets	$10,848,271	$3,933,080

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,168,443	$379,124
Accrued expenses	1,026,922	539,832
Loans and notes payable, related parties	242,100	150,010
Income tax liabilities	1,883,900	551,700
Disputed net income - Trident	397,918	–
Current portion of notes payable	3,154,389	2,141,489
Liabilities attributable to disputed activity	1,104,063	–
Total current liabilities	8,977,735	3,762,155
Other liabilities:
Repurchase agreements payable	–	1,311,875
Notes payable, net of current portion	–	53,671
Deferred tax liabilities	36,100	–
Total liabilities	9,013,835	5,127,701
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock $0.0001 par value, 5,000 shares authorized, 5,000 and nil shares issued and outstanding at December 31, 2012 and 2011, respectively	1	–
Series C preferred stock $0.001 par value, 1,000,000 shares authorized, 1,000,000 and nil shares issued and outstanding at December 31, 2012 and 2011, respectively	100	–
Common stock $.0001 par value 500,000,000 shares authorized, 29,533,753 and 30,764,800 shares issued and outstanding, at December 31, 2012 and 2011, respectively	2,953	3,076
Additional paid-in-capital	616,512	515,761
Treasury stock	–	(1,334,375)
Accumulated earnings (deficit)	1,093,866	(1,082,285)
Total Medytox Solutions stockholders' equity (deficit)	1,713,432	(1,897,823)
Noncontrolling interest	121,004	703,202
Total stockholders' equity (deficit)	1,834,436	(1,194,621)
Total liabilities and stockholders' equity (deficit)	$10,848,271	$3,933,080

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2012	2011

Revenues	$21,076,357	$3,992,652

Operating expenses:
Direct costs of revenue	2,913,169	481,891
General and administrative	6,437,778	1,161,498
Sales and marketing expenses	1,106,864	879,246
Bad debt expense	7,021,945	843,418
Depreciation	65,648	18,445
Total operating expenses	17,545,404	3,384,498

Income from Operations	3,530,953	608,154

Other income (expense):
Other income (expense)	129	–
Gain on settlement of debt	348,315	–
Gain (loss) on settlement of assets	2,546	(18,586)
Interest expense	(653,588)	(174,973)
Total other income (expense)	(302,598)	(193,559)
Income before income taxes	3,228,355	414,595
Provision (Benefit) for income taxes	481,400	(172,200)
Net Income	2,746,955	586,795
Net income attributable to noncontrolling interest	–	494,094
Net income from continuing operations	2,746,955	92,701
Net loss from disputed activity	(397,918)	–
Net income attributable to Medytox Solutions	2,349,037	92,701
Preferred stock dividends	50,000	–
Net income attributable to Medytox Solutions common shareholders	$2,299,037	$92,701

Net income per share - Basic and diluted	$0.07	$0.00
Weighted average number of shares
outstanding during the period - Basic and diluted	30,795,073	33,322,286

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011
Cash flows from (used in) operating activities:
Net income	$2,349,037	$92,701
Adjustments to reconcile net income net cash provided by (used in) operations:
Noncontrolling interests	–	494,094
Depreciation and amortization	65,648	18,445
Stock issued in lieu of cash compensation	235,001	–
Stock issued for services	225	13,000
Stock issued for interest on loan	–	15,000
Bad debt expense	7,021,945	843,418
Accretion of loan costs as interest	244,758	–
(Gain) loss on disposal of equipment	(2,546)	18,549
Gain on settlement of debt	(348,315)	–
Disputed net income	397,918	–
Assets attributable to disputed activity	753,830	–
Liabilities attributable to disputed activity	(108,463)	–
Changes in operating assets and liabilities:
Accounts receivable	(10,107,742)	(2,328,118)
Prepaid expenses and other current assets	(108,697)	96
Deferred tax assets	(1,256,700)	(723,900)
Security deposits	(67,225)	–
Accounts payable	726,831	142,273
Accrued expenses	840,242	–
Income tax liabilities	1,332,200	551,700
Deferred tax liabilities	36,100	–
Net cash provided by (used in) operating activities	2,004,047	(862,742)
Cash flows used in investing activities:
Purchase of property and equipment	(491,545)	(17,588)
Cash received in sale of property and equipment	25,373	–
Cash paid for acquisitions	(101,000)	(100,000)
Cash received in acquisitions	21,203	80,921
Net cash used in investing activities	(545,969)	(36,667)
Cash flows from financing activities:
Deferred loan costs	(121,950)	–
Dividends on Series B preferred stock	(50,000)	–
Payments made on repurchase agreements	(385,200)	(172,600)
Proceeds from issuance of notes payable	1,755,200	1,226,000
Payments on notes payable	(971,536)	(310,418)
Net proceeds from line of credit	–	(3,980)
Proceeds from issuance of related party loans	413,093	39,072
Payments on related party loans	(321,003)	–
Common stock repurchased from lender	(100,000)	–
Contributions to subsidiary	–	209,108
Net cash provided by financing activities	218,604	987,182
Net increase in cash	1,676,682	87,773
Cash at beginning of year	97,103	9,330
Cash at end of year	$1,773,785	$97,103

See accompanying notes to consolidated financial statements.

            Continued

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows (continued)

	For the Year Ended December 31,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$336,039	$9,037
Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Net assets acquired in acquisitions, net of cash paid	$(437,329)	$(146,420)
Goodwill	$(248,800)	$(1,312,688)
Notes payable issued	$565,125	$1,250,000
Noncontrolling interest	$121,004	$209,108

Property and equipment acquired with issuance of notes payable	$(101,032)	$–
Notes payable issued	$101,032	$–

Conversion of note payable to common stock
Notes payable	$(50,317)	$–
Common stock	$2	$–
Additional paid in capital	$50,315	$–

Common stock issued as inducement for loan:
Deferred loan costs	$(200,000)	$–
Common stock	$8	$–
Additional paid in capital	$199,992	$–

Exchange of repurchase agreements and common stock to Series C preferred stock:
Common stock cancelled	$(1,658)	$–
Series C preferred stock	$100	$–
Additional paid in capital	$1,558	$–

Repurchase agreements payable	$(926,675)	$–
Treasury stock	$926,675	$–
Treasury stock retired and cancelled

Common stock cancelled	$(823)	$(451)
Additional paid in capital	$(406,877)	$(149,649)
Treasury stock	$407,700	$150,100

Repurchase agreements payable	$–	$1,484,475
Treasury stock	$–	$(1,484,475)

Cancellation of 20,000,000 shares of preferred stock:
Preferred stock	$–	$(2,000)
Additional paid in capital	$–	$2,000

  See accompanying notes to consolidated financial statements

MEDYTOX SOLUTIONS, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

For the years ended December 31, 2012 and 2011

	Preferred stock								Additional			Accumulated	Total stockholders’
	Non-designated		Series B		Series C		Common stock		paid-in	Treasury	Noncontrolling	deficit /	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	interests	earnings	(deficit)
Balance, December 31, 2010	–	$–	–	$–	–	$–	32,465,300	$3,247	$740,576	$–	$–	$(1,174,986)	$(431,163)
Preferred stock issued per agreement	20,000,000	2,000	–	–	–	–	–	–	18,000	–	–	–	20,000
Repurchase agreements for purchase of treasury stock	–	–	–	–	–	–	–	–	–	(1,484,475)	–	–	(1,484,475)
Common stock issued for services	–	–	–	–	–	–	1,300,000	130	12,870	–	–	–	13,000
Common stock issued as inducement for loan	–	–	–	–	–	–	1,500,000	150	14,850	–	–	–	15,000
Acquisition of subsidiaries	–	–	–	–	–	–	–	–	(122,886)	–	209,108	–	86,222
Common stock repurchased	–	–	–	–	–	–	(2,300,500)	(231)	(149,869)	150,100	–	–	–
Common stock cancelled	–	–	–	–	–	–	(2,200,000)	(220)	220	–	–	–	–
Preferred stock cancelled	(20,000,000)	(2,000)	–	–	–	–	–	–	2,000	–	–	–	–
Net income for the year ended December 31, 2011	–	–	–	–	–	–	–	–	–	–	494,094	92,701	586,795
Balance, December 31, 2011	–	–	–	–	–	–	30,764,800	3,076	515,761	(1,334,375)	703,202	(1,082,285)	(1,194,621)
Common stock issued as inducement for loan	–	–	–	–	–	–	80,000	8	199,992	–	–	–	200,000
Common stock repurchased from lender and cancelled	–	–	–	–	–	–	(40,000)	(4)	(99,996)	–	–	–	(100,000)
Common stock repurchased under repurchase agreements cancelled	–	–	–	–	–	–	(8,233,100)	(823)	(406,877)	407,700	–	–	–
Repurchase agreements exchanged for Series C preferred stock and common stock cancelled	–	–	–	–	1,000,000	100	(16,580,575)	(1,658)	1,558	926,675	–	–	926,675
Common stock issued in exchange for notes payable	–	–	–	–	–	–	20,128	2	50,315	–	–	–	50,317
Common stock issued for services	–	–	–	–	–	–	22,500	2	223	–	–	–	225
Common stock issued to executives as compensation	–	–	–	–	–	–	23,500,000	2,350	232,650	–	–	–	235,000
Series B preferred stock issued to executives as compensation	–	–	5,000	1	–	–	–	–	–	–	–	–	1
Acquisition of subsidiaries	–	–	–	–	–	–	–	–	–	–	121,004	–	121,004
Disputed activity	–	–	–	–	–	–	–	–	122,886	–	(703,202)	(122,886)	(703,202)
Net income for the year ended December 31, 2012	–	–	–	–	–	–	–	–	–	–	–	2,299,037	2,299,037
Balance, December 31, 2012	–	$–	5,000	$1	1,000,000	$100	29,533,753	$2,953	$616,512	$–	$121,004	$1,093,866	$1,834,436

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Note 3 – Recent Accounting Pronouncements (Continued)

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill .. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

Assets and liabilities of the disputed subsidiary as of December 31, 2012 are as follows:

Total assets	$1,367,796

Total liabilities	$1,104,063

Note 5 – Long-Lived Assets

Property and equipment at December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
Medical equipment	$269,931	$–
Equipment	37,140	38,208
Furniture	66,606	64,330
Leasehold improvements	47,197	–
Vehicles	70,828	124,086
Computer equipment	85,478	33,339
Software	196,711	–
	773,891	259,963
Less accumulated depreciation	(175,150)	(94,225)
Property and equipment, net	$598,741	$165,738

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

Note 6 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At December 31, 2012 and 2011, notes payable consisted of the following:

	December 31,
	2012	2011
Convertible debenture for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest only payments are payable monthly. The note is convertible at $2.50 per share until October 31, 2013 when the note is due. This note is subordinated to the loan from TCA and is secured by the assets of the Company, MMMS and Trident.	$500,000	$500,000

Loan for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest and principal are payable in 10 equal payments ending August 31, 2013. This note is subordinated to the loan from TCA and is secured by the assets of the Company, MMMS and Trident.	150,000	500,000

Acquisition note to former shareholders of Medical Billing Choices, in the amount of $750,000, payable from percentage of collections, with interest at 6%, payable by August 22, 2013.	449,512	724,989

Loan from TCA Global Credit Master Fund, L.P. Principal of $1,725,000, payable by September 4, 2013. Secured by all assets of the Company and its subsidiaries (other than trident and MBC).	1,725,000	–

Acquisition note to former member of PB Laboratories, LLC for 50.5% ownership, in the amount of $200,000 at 6% interest, with payments of $50,000 quarterly starting May 17, 2012	50,000	–

Acquisition note to former member of PB Laboratories, LLC for 49.5% ownership, in the amount of $200,000 at 0% interest, with payments of $50,000 quarterly starting January 31, 2013	150,000	–

Acquisition note to former shareholder of Biohealth Medical Laboratory, Inc. for 50.5% ownership, in the amount of $165,125 at 0% interest, with payments of $75,000 due quarterly starting February 7, 2013 and a final payment of $15,125 due on August 7, 2013.	99,677	–

Note 6 – Notes Payable (Continued)

	December 31,
	2012	2011
Short-term notes from various affiliates, bearing interest at 12% to 20%. Interest and principal are due on demand.	30,200	10,295

Acquisition note to former shareholders of Trident Laboratories, Inc., original amount $500,000, payable from collections on new work, interest at 6%, payable by August 22, 2012.	–	290,893

Short-term working capital note, noninterest bearing, payable on demand.	–	95,000

Commercial loan with a finance company, dated November 30, 2011, in the original amount of $29,996 and bearing interest at 6.5%. Principal and interest payments in the amount of $854.41 are payable for 60 months ending on October 31, 2016. This note is secured by a lien on a vehicle with a carrying value of $30,000 at December 31, 2011.	–	29,896

Commercial loan with a finance company, dated December 10, 2010, in the original amount of $63,700 and bearing interest at 8%. Principal and interest payments in the amount of $2,000 are payable for 36 months ending on December 10, 2013. This note is secured by a lien on a vehicle with a carrying value of $48,898 at December 31, 2011.	–	44,087

	3,154,389	2,195,160

Less current portion	(3,154,389)	(2,141,489)

Notes payable, net of current portion	$–	$53,671

Principal maturities of notes payable for the next five years and thereafter are as follows:

Year ended December 31,
2013	$3,154,389
2014	–
2015	–
2016	–
2017 and thereafter	–

$3,154,389

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

Note 6 – Notes Payable (Continued)

Deferred Loan Costs

The Company has incurred certain loan costs as inducement for loans and had recorded them as deferred loan costs. The loan costs are amortized as interest expense on a straight-line basis over the life of the loan. Deferred loan costs at December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011

Deferred loan costs	$321,950	$–
Less accumulated accretion as interest	(244,758)	–

Deferred loan costs, net	$77,192	$–

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

The following summarizes option activity for the year ended December 31, 2012 and 2011:

				Weighted
	Common Stock Options Outstanding			average
	Employee	Non-employee	Total	exercise price
Outstanding at December 31, 2010	–	–	–	–

Options granted	–	400,000	400,000	$4.50
Options exercised	–	–	–	–
Options cancelled or expired	–	–	–	–

Outstanding at December 31, 2011	–	400,000	400,000	4.50
Options granted	19,300,000	3,020,000	22,320,000	5.66
Options exercised	–	–	–	–
Options cancelled or expired	(1,000,000)	(400,000)	(1,400,000)	3.43

Balance at December 31, 2012	18,300,000	3,020,000	21,320,000	$5.81

Note 8 – Stockholders’ Equity (Continued)

Stock Options (Continued)

The following table summarizes information with respect to stock options outstanding and exercisable by employees at December 31, 2012:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
Exercise	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
price	outstanding	life (years)	price	value	vested	price	value

$2.50	6,250,000	4.85	$2.50	$–	6,250,000	$2.50	$–
$5.00	6,050,000	4.98	$5.00		6,050,000	$5.00
$10.00	6,000,000	10.00	$10.00		6,000,000	$10.00
	18,300,000		$5.79	$–	18,300,000	$5.79	$–

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

The Company estimated the fair value of employee stock options using the Black-Scholes Option Pricing Model. The fair value of employee stock options is expensed upon vesting of the awards. The fair value of employee stock options was estimated using the following assumptions:

Stock Price	$0.00
Expected term	1 to 5 years
Expected volatility	29 to 30%
Risk-free interest rate	0.25 to 0.72%
Dividend yield	0

Note 8 – Stockholders’ Equity (Continued)

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at December 31, 2012:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
Exercise	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
price	outstanding	life (years)	price	value	vested	price	value

$2.50	1,020,000	4.94	$2.50	–	1,020,000	$2.50	–
$5.00	1,000,000	5.00	$5.00		1,000,000	$5.00
$10.00	1,000,000	10.00	$10.00		1,000,000	$10.00
	3,020,000		$5.81	$–	3,020,000	$5.81	$–

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

Note 10 – Income Taxes

Significant components of the income tax provision (benefit) are summarized as follows:

	Year Ended December 31,
	2012	2011

Current provision	$1,883,900	$156,000
Deferred provision	(1,402,500)	(328,200)

	$481,400	$(172,200)

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

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the difference in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred income tax asset (liability), current:
Allowance for doubtful accounts	$1,980,600	$328,200
Accrued officer salaries	–	109,800
	1,980,600	438,000
Deferred income tax asset (liability), non-current:
Net operating loss	–	825,300
Intangible amortization	(36,100)	10,900
Valuation allowance	–	(825,300)
	(36,100)	10,900
Net deferred income tax assets	$1,944,500	$448,900

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

Goodwill was attributable to the following subsidiaries as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Trident	$–	$500,000
MBC	802,112	802,112
PB Labs	107,124	–
Biohealth	141,676	–
	$1,050,912	$1,302,112

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

Consideration Given:
Cash	$100,000
Acquisition Note	165,125
Total Consideration	$265,125

Fair value of identifiable assets acquired and liabilities assumed:
Cash	$19,327
Accounts receivable	64,206
Property and equipment, net	9,477
Deposits	3,143
Accounts payable	(120,590)
Accrued expenses	(6,110)
Identifiable intangible assets	275,000
Total identifiable net assets	244,453

Noncontrolling interest in Biohealth	(121,004)
Goodwill	141,676
$265,125

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

Consideration Given:
Cash	$1,000
Acquisition Note	400,000
Total Consideration	$401,000

Fair value of identifiable assets acquired and liabilities assumed:
Cash	$1,876
Property and equipment, net	17,000
Identifiable intangible assets	275,000
Total identifiable net assets	293,876
Goodwill	107,124
$401,000

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

Consideration Given:
Acquisition Note	$500,000

Fair value of identifiable assets acquired and liabilities assumed:
Cash	$848
Accounts receivable	119,477
Other current assets	24,596
Property and equipment, net	131,714
Accounts payable	(44,861)
Accrued liabilities	(11,287)
Related party loans	(72,091)
Long-term liabilities	(50,799)
Total identifiable net assets	97,597
Noncontrolling interests in Trident	(97,597)
Goodwill	500,000
$500,000

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

Consideration Given:
Cash	$100,000
Acquisition Note	750,000
Total Consideration	$850,000

Fair value of identifiable assets acquired and liabilities assumed:
Cash	$80,073
Accounts receivable	15,550
Property and equipment, net	51,897
Accrued liabilities	(47,584)
Long-term liabilities	(52,048)
Total identifiable net assets	47,888
Goodwill	802,112
$850,000

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

Note 12 – Commitments and Contingencies (Continued)

Operating Lease Commitments (Continued)

At December 31, 2012, future minimum lease payments under these leases are as follows:

Year ending December 31,
2013	$170,467
2014	150,671
2015	128,505
2016	22,457
Total minimum future lease payments	$472,100

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

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012 (UNAUDITED)

			Biohealth
		PB	Medical
	Medytox	Laboratories,	Laboratory,
	Solutions, Inc.	LLC	Inc.	Pro Forma
	Historical	Historical	Historical	Adjustments	Ref	Combined
		(1)	(2)

Revenues	$21,076,357	$–	$1,149,455	$–		$22,225,812

Operating expenses	17,545,404	–	1,012,670	–		18,558,074

Income income from operations	3,530,953	–	136,785	–		3,667,738

Other income (expense)	(302,598)	–	(1,197)	–		(303,795)

Income before income taxes	3,228,355	–	135,588	–		3,363,943

Provision for income taxes	481,400	–	–	51,000	(3)	532,400

Income (loss) before noncontrolling interest	2,746,955	–	135,588	(51,000)		2,831,543

Income attributable to noncontrolling interest	–	–	–	–		–

Net income (loss)	2,746,955	–	135,588	(51,000)		2,831,543

Net loss from disputed activity	(397,918)					(397,918)
Preferred stock dividends	(50,000)	–	–	–		(50,000)

Net income (loss) available for common shareholders	$2,299,037	$–	$135,588	$(51,000)		$2,383,625

Net income per share;
Basic and diluted	$0.07					$0.08

Weighted average number of shares, basic and diluted:
Basic and diluted	30,795,073					30,795,073

(1)	Represents unaudited results of operations of PB Laboratories, LLC from January 1, 2011 to February 16, 2012. PB Laboratories' results of operations from February 17, 2012 to December 31, 2012 are consolidated with Medytox Solutions, Inc. Financial data prior to February 17, 2012 is unavailable and is deemed minor.

(2)	Represents unaudited results of operations of Biohealth Medical Laboratory, Inc. from January 1, 2012 to December 7, 2012. Biohealth's results of operations from December 8, 2012 to December 31, 2012 are consolidated with Medytox Solutions, Inc.

(3)	Additional income tax expense on the income related to Biohealth Medical Laboratory for the period January 1 to December 7, 2012.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit No.	Description

31.3	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *
31.4	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *
32.3	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medytox Solutions, Inc.

By:	/s/ William G. Forhan
William G. Forhan Chief Executive Officer, and Chairman (Principal Executive Officer)

By:	/s/ Jace Simmons
Jace Simmons Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  September 3, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Forhan	Director	September 3, 2013
William G. Forhan

/s/ Christopher E. Diamantis	Director	September 3, 2013
Christopher E. Diamantis

/s/ Benjamin Frank	Director	September 3, 2013
Benjamin Frank

