Form 10-Q/A
period 2013-06-30
Medytox Solutions, Inc.
filed 2013-10-04
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

As of August 9, 2013, the registrant had 29,725,153 shares of its Common Stock, $0.0001 par value, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of Medytox Solutions, Inc. (the "Company") for the quarter ended June 30, 2013 (the "Original Filing") that was originally filed with the Securities and Exchange Commission on August 14, 2013 solely (a) to provide the financial statements in HTML format; (b) to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation ST; and (c) to correct typographical errors as to the total notes payable, as set forth in Note 4 to the financial statements. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing currently dated certifications, set forth as Exhibits 31.3, 31.4, 32.3 and 32.4 to this Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits, to, the Original Filing in any way.  The Amendment continues to speak as of the date of the Original Filing.  Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.

MEDYTOX SOLUTIONS, INC.

FORM 10-Q

JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

MEDYTOX SOLUTIONS, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash	$956,250	$1,773,785
Accounts receivable, net	4,717,507	3,269,180
Advances to related party	223,360	–
Deferred loan costs	17,450	77,192
Prepaid expenses and other current assets	67,613	109,697
Deferred tax assets	798,700	1,980,600
Assets attributable to disputed activity	1,367,796	1,367,796

Total current assets	8,148,676	8,578,250

Property and equipment, net	1,504,268	598,741

Other assets:
Intangible assets	550,000	550,000
Goodwill	3,662,501	1,050,912
Deposits	70,368	70,368

Total assets	$13,935,813	$10,848,271

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,591,785	$1,168,443
Accrued expenses	1,187,108	1,026,922
Loans and notes payable, related parties	100,000	242,100
Income tax liabilities	1,163,700	1,883,900
Disputed net income - Trident	397,918	397,918
Current portion of notes payable	4,766,036	3,154,389
Current portion of capital lease obligation	126,239	–
Liabilities attributable to disputed activity	1,104,063	1,104,063

Total current liabilities	10,436,849	8,977,735

Other liabilities:
Notes payable, net of current portion	146,069	–
Capital lease obligation, net of current portion	229,617	–
Deferred tax liabilities	89,300	36,100

Total liabilities	10,901,835	9,013,835

Commitments and contingencies

Stockholders' equity:
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock $0.0001 par value, 5,000 shares authorized, 5,000 and 5,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1	1
Series C preferred stock $0.0001 par value, 1,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	100	100
Common stock $0.0001 par value, 500,000,000 shares authorized, 29,565,153 and 29,533,753 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,957	2,953
Additional paid-in-capital	962,666	616,512
Retained earnings	1,947,250	1,093,866
Total Medytox Solutions stockholders' equity	2,912,974	1,713,432
Noncontrolling interest	121,004	121,004
Total stockholders' equity	3,033,978	1,834,436

Total liabilities and stockholders' equity	$13,935,813	$10,848,271

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$8,602,577	$2,352,360	$16,626,336	$3,591,341

Operating expenses:
Direct costs of revenue	2,023,616	738,680	3,696,247	1,073,775
General and administrative	2,425,163	1,810,402	4,641,853	2,999,481
Legal fees related to disputed subsidiary	490,796	39,583	590,301	165,596
Sales and marketing expenses	748,949	282,029	1,232,684	389,635
Bad debt expense	1,857,792	379,867	4,076,985	550,120
Depreciation and amortization	129,484	12,169	204,033	40,659
Total operating expenses	7,675,800	3,262,730	14,442,103	5,219,266

Income (loss) from operations	926,777	(910,370)	2,184,233	(1,627,925)

Other income (expense):
Other income	58	20,694	209	21,203
Gain on settlement of debt	(47,100)	59,000	–	59,000
Gain on settlement of assets	100	–	350	–
Loss on legal settlement	–	–	(69,800)	–
Interest expense	(75,758)	(141,334)	(263,602)	(174,667)
Total other income (expense)	(122,700)	(61,640)	(332,843)	(94,464)

Income (loss) before income taxes	804,077	(972,010)	1,851,390	(1,722,389)

Provision (benefit) for income taxes	120,800	(365,000)	514,900	(648,000)

Net income (loss)	683,277	(607,010)	1,336,490	(1,074,389)
Net loss attributable to noncontrolling interest	–	(286,050)	–	(558,457)

Net income (loss) from continuing operations	683,277	(320,960)	1,336,490	(515,932)
Net income (loss) from disputed activity	–	358,933	–	(137,113)
Net income (loss) attributable to Medytox Solutions	683,277	37,973	1,336,490	(653,045)
Preferred stock dividends	244,365	–	483,106	–

Net income (loss) attributable to Medytox Solutions common shareholders	$438,912	$37,973	$853,384	$(653,045)
Net income (loss) per common share - Basic and diluted	$0.01	$0.00	$0.03	$(0.02)

Weighted average number of common shares outstanding during the period - Basic and diluted	29,572,076	30,791,322	29,567,814	30,778,207

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from (used in) operating activities:
Net income (loss)	$1,336,490	$(653,045)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Noncontrolling interests	–	(314,243)
Depreciation and amortization	204,033	40,659
Stock issued in lieu of cash compensation	–	–
Stock issued for services	62,500	–
Stock-based compensation	165,000	–
Increase in allowance for bad debts	259,300	550,120
Accretion of loan costs as interest	112,092	16,667
Accretion of beneficial conversion feature as interest	16,784	–
Gain on disposal of equipment	(350)	–
Liabilities attributable to disputed activity	–	389,135
Changes in operating assets and liabilities:
Accounts receivable	(1,707,627)	(56,967)
Prepaid expenses and other current assets	42,084	(1,224)
Deferred tax assets	1,181,900	(412,122)
Accounts payable	363,390	642,923
Accrued expenses	162,989	–
Income tax liabilities	(720,200)	(42,700)
Deferred tax liabilities	53,200	–
Net cash provided by operating activities	1,531,585	159,203
Cash flows used in investing activities:
Purchase of property and equipment	(567,642)	(167,201)
Cash received in sale of property and equipment	350	–
Cash advanced to related parties	(674,763)	(898)
Cash paid for acquisitions	(252,000)	–
Cash received in acquisitions	3,736	–
Net cash used in investing activities	(1,490,319)	(168,099)
Cash flows provided by (used in) financing activities:
Proceeds from the sale of common stock	116,000	–
Deferred loan costs	(52,350)	–
Dividends on Series B preferred stock	(483,106)	–
Payments made on repurchase agreements	–	(33,082)
Proceeds from issuance of notes payable	800,000	550,000
Payments on notes payable	(984,252)	(279,508)
Payments on capital lease obligations	(60,093)	–
Proceeds from issuance of related party loans	–	275,040
Payments on related party loans	(95,000)	(114,558)
Common stock repurchased from lender	(100,000)	–
Net cash provided by (used in) financing activities	(858,801)	397,892

Net increase (decrease) in cash	(817,535)	388,996
Cash at beginning of period	1,773,785	97,103
Cash at end of period	$956,250	$486,099

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Year Ended December 31,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$177,373	$107,792
Cash paid for taxes	–	–

Non-cash investing and financing activities:
Net liabilities (assets) acquired in acquisitions, net of cash	1,565,613	(184,000)
Goodwill	(2,640,613)	–
Notes payable issued	1,075,000	184,000
Property and equipment acquired with issuance of notes payable	(56,603)	(111,000)
Notes payable issued	56,603	111,000

Common stock issued as inducement for loan:
Deferred loan costs	–	(100,000)
Common stock	–	4
Additional paid in capital	–	99,996

Related party loans forgiven:
Loans and notes payable, related parties	(47,100)	–
Additional paid in capital	47,100	–

Beneficial conversion feature of convertible notes payable:
Notes payable	(55,558)	–
Additional paid in capital	55,558	–

Adjustment to purchase price for Biohealth Medical Laboratory, Inc.:
Goodwill	29,024	–
Notes payable issued	(24,678)	–
Accrued expenses	(4,346)	–

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

Assets and liabilities of the disputed subsidiary as of June 30, 2013 and December 31, 2012 were as follows:

Total assets	$1,367,796

Total liabilities	$1,104,063

Note 3 – Long-Lived Assets

Property and equipment at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Medical equipment	$533,554	$269,931
Equipment	71,631	37,140
Capital lease assets	620,238	–
Furniture	143,840	66,606
Leasehold improvements	104,799	47,197
Vehicles	174,957	70,828
Computer equipment	223,351	85,478
Software	238,501	196,711
Less accumulated depreciation	(606,603)	(175,150)
Property and equipment, net	$1,504,268	$598,741

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

Note 4 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties.  At June 30, 2013 and December 31, 2012, notes payable consisted of the following:

	June 30,	December 31,
	2013	2012
Convertible debenture for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest only payments are payable monthly. The note is convertible at $2.50 per share until October 31, 2013 when the note is due. This note is subordinated to the loan from TCA Global Credit Master Fund, L.P. (“TCA”) and is secured by the assets of the Company, Medytox Medical Management Solutions Corp. (“MMMS”) and Trident.	$400,000	$500,000

Loan for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest and principal are payable in 10 equal payments ending August31, 2013. This note is subordinated to the loan from TCA and is secured by the assets of the Company, MMMS and Trident.	–	150,000

Acquisition note to former shareholders of Medical Billing Choices, Inc. ("MBC") in the amount of $750,000, payable from percentage of collections, with interest at 6%, payable by August 22, 2013.	278,057	449,512

Loan from TCA. Principal of $2,525,000 and $1,725,000, respectively, payable by September 4, 2013. Secured by all assets of the Company and its subsidiaries (other than Trident and MBC).	2,525,000	1,725,000

Acquisition note to former member of PB Laboratories, LLC for 50.5% ownership, in the amount of $200,000 at 6% interest, with payments of $50,000 quarterly starting May 17, 2012	–	50,000

Acquisition note to former member of PB Laboratories, LLC for 49.5% ownership, in the amount of $200,000 at 0% interest, with payments of $50,000 quarterly starting January 31, 2013	50,000	150,000

Acquisition note to former shareholder of Biohealth Medical Laboratory, Inc. for 50.5% ownership, in the amount of $165,125 at 0% interest, with payments of $75,000 due quarterly starting February 7, 2013 and a final payment of $15,125 due on August 7, 2013. In May 2013, a final settlement was reached with the former shareholder and the remaining balance of $24,677 as of May 31, 2013 was discharged.	–	99,677

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 4 – Notes Payable (Continued)

	June 30,	December 31,
	2013	2012

Short-term note from affiliate, non-interest bearing and is due on demand.	–	30,200

Acquisition note No.1 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	237,500	–

Acquisition note No. 2 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	237,500	–

Loan from former shareholders of Alethea Laboratories, Inc. in the amount of $344,650 at 4% interest, with principal payments of $24,618 due monthly starting March 15, 2013.	246,178	–

Commercial loan with a finance company, dated December 20, 2012, in the original amount of $18,249 and bearing interest at 12.59%. Principal and interest payments in the amount of $364 are payable for 72 months ending on January 3, 2019. This note is secured by a lien on a vehicle with a carrying value of $18,701 at June 30, 2013.	17,382	–

Commercial loan with a finance company, dated November 15, 2012, in the original amount of $18,008 and bearing interest at 15.07%. Principal and interest payments in the amount of $384 are payable for 72 months ending on November 30, 2018. This note is secured by a lien on a vehicle with a carrying value of $18,484 at June 30, 2013.	16,887	–

Commercial loan with a finance company, dated November 28, 2012, in the original amount of $20,345 and bearing interest at 8.99%. Principal and interest payments in the amount of $368 are payable for 72 months ending on January 12, 2019. This note is secured by a lien on a vehicle with a carrying value of $20,587 at June 30, 2013.	19,041	–

Acquisition convertible note No. 1 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest, due January 17, 2014. The note is convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $19,387 at June 30, 2013.	230,613	–

Acquisition convertible note No. 2 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest, due January 17, 2014. The note is convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $19,387 at June 30, 2013.	230,613	–

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 4 – Notes Payable (Continued)

	June 30,	December 31,
	2013	2012
Loan from former member of International Technologies, LLC in the remaining amount of $416,667 at the date of acquisition, at 1% interest, with principal payments of $83,333 due quarterly starting June 7, 2013.	333,334	–

Loan from former member of International Technologies, LLC in the remaining amount of $112,500 at the date of acquisition, at 1% interest, with principal payments of $22,500 due quarterly starting June 7, 2013.	90,000	–

	4,912,105	3,154,389

Less current portion	(4,766,036)	(3,154,389)

Notes payable, net of current portion	$146,069	$–

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

Deferred Loan Costs

The Company has incurred certain loan costs as inducement for loans and has recorded them as deferred loan costs.  The loan costs are amortized as interest expense on a straight-line basis over the life of the loan.  Deferred loan costs at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Deferred loan costs	$374,300	$321,950
Less accumulated accretion as interest	(356,850)	(244,758)

Deferred loan costs, net	$17,450	$77,192

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

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Stock Options (Continued)

The following summarizes options outstanding at December 31, 2012 and option activity for the six months ended June 30, 2013:

	Common Stock Options Outstanding			Weighted Average
	Employees and			Exercise
	Directors	Non-employee	Total	Price
Outstanding at December 31, 2011	–	400,000	400,000	4.50

Options granted	19,300,000	3,020,000	22,320,000	$5.66

Options exercised	–	–	–	–

Options cancelled or expired	(1,000,000)	(400,000)	(1,400,000)	3.43

Outstanding at December 31, 2012	18,300,000	3,020,000	21,320,000	5.79

Options granted	600,000	–	600,000	3.75

Options exercised	–	–	–	–

Options cancelled or expired	–	–	–	–

Balance at June 30, 2013	18,900,000	3,020,000	21,920,000	$5.63

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at June 30, 2013:

	Options outstanding				Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value

$2.50	6,550,000	4.33	$2.50	$ -	6,450,000	$2.50	$ -
$5.00	6,350,000	4.46	$5.00	-	6,250,000	$5.00	-
$10.00	6,000,000	9.51	$10.00	-	6,000,000	$10.00	-
	18,900,000		$5.72	$ -	18,700,000	$5.74	$ -

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

During the six months ended June 30, 2013, the Company issued options to purchase a total of 600,000 shares of the Company’s common stock to two directors. These options have contractual lives of four years and were valued at an average grant date fair value of $0.20 per option, or $120,000, using the Black-Scholes Option Pricing Model with the following assumptions:

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

Warrants

The following table summarizes warrant transactions for the six months ended June 30, 2013:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2012	–	$–		$–

Granted in 2013	346,400	$3.22

Outstanding at June 30, 2013	346,400	$3.22	1.42	$–

Exercisable at June 30, 2013	346,400	$3.22	1.42	$–

Weighted Average Grant Date Fair Value		$0.25

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

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 7 – Business Combinations (Continued)

Goodwill was attributable to the following subsidiaries as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Medical Billing Choices, Inc.	$802,112	$802,112

PB Laboratories, LLC	107,124	107,124

Biohealth Medical Laboratory, Inc.	112,652	141,676

Alethea Laboratories, Inc.	975,284	–

International Technologies, LLC	1,665,329	–

	$3,662,501	$1,050,912

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

Consideration Given:

Cash	$127,000
Amount due from International Technologies, Inc.	451,402
Acquisition notes	500,000

Total Consideration	$1,078,402

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$1,703
Accounts payable	(59,463)
Notes payable	(529,167)
Identified intangible assets	–
Total identifiable net assets	(586,927)

Goodwill and unidentified intangible assets	1,665,329

$1,078,402

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

Consideration Given:

Cash	$125,000
Acquisition notes	575,000

Total Consideration	$700,000

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$2,032
Property and equipment, net	92,498
Capital lease assets, net	392,817
Accounts payable	(2,032)
Note payable	(344,650)
Capital lease obligation	(415,949)
Identified intangible assets	–
Total identifiable net assets	(275,284)

Goodwill and unidentified intangible assets	975,284

$700,000

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

On July 15, 2013, the Company borrowed an additional $500,000 from TCA pursuant to the terms of Amendment No, 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013 (“Amendment No. 4”). These additional funds shall be used in accordance with management's discretion. In connection with Amendment No. 4, Alethea Laboratories, Inc. and International Technologies, LLC, wholly-owned subsidiaries of the Company, each entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

In connection with Amendment No. 4, the Company executed an Amended and Restated Revolving Promissory Note, due January 15, 2014, in the amount of $3,025,000 and the maturity date of the loan was extended to January 15, 2014, subject to the Lender’s continuing ability to call the loan upon 60 days’ notice.  Except as amended through Amendment No. 4, the terms of the Credit Agreement remain in full force and effect.

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
27

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

Item 6.    Exhibits

Exhibit 10.53	Amendment dated July 12, 2013, to the Agreement dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc.
Exhibit 31.3	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.4	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.3	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.4	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 4, 2013	By: /s/ William G. Forhan
William G. Forhan
Chief Executive Officer (Principal Executive Officer)

Date: October 4, 2013	By: /s/ Jace Simmons
Jace Simmons
Chief Financial Officer (Principal Financial Officer)

