Form 10-Q
period 2013-09-30
Medytox Solutions, Inc.
filed 2013-11-06
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the registrant had 29,793,153 shares of its Common Stock, $0.0001 par value, outstanding.

MEDYTOX SOLUTIONS, INC.

FORM 10-Q

SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDYTOX SOLUTIONS, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)

ASSETS
Current assets:
Cash	$2,538,047	$1,773,785
Accounts receivable, net	7,121,967	3,269,180
Deferred loan costs	25,799	77,192
Prepaid expenses and other current assets	134,775	109,697
Deferred tax assets	1,193,100	1,980,600
Assets attributable to disputed activity	1,367,796	1,367,796

Total current assets	12,381,484	8,578,250

Property and equipment, net	1,832,752	598,741

Other assets:
Intangible assets	550,000	550,000
Goodwill	4,066,612	1,050,912
Deposits	201,581	70,368

Total assets	$19,032,429	$10,848,271

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2013	2012
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,933,030	$1,168,443
Accrued expenses	2,526,052	1,026,922
Loans and notes payable, related parties	–	242,100
Income tax liabilities	2,673,100	1,883,900
Disputed net income - Trident	397,918	397,918
Current portion of notes payable	4,091,078	3,154,389
Current portion of capital lease obligations	176,842	–
Liabilities attributable to disputed activity	1,104,063	1,104,063

Total current liabilities	12,902,083	8,977,735

Other liabilities:
Notes payable, net of current portion	44,118	–
Capital lease obligations, net of current portion	273,232	–
Deferred tax liabilities	115,300	36,100

Total liabilities	13,334,733	9,013,835

Commitments and contingencies

Stockholders' equity:
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock, $0.0001 par value, 5,000 shares authorized, 5,000 and 5,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1	1
Series C preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	100	100
Common stock, $0.0001 par value, 500,000,000 shares authorized, 29,725,153 and 29,533,753 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,973	2,953
Additional paid-in-capital	1,735,150	616,512
Retained earnings	3,838,468	1,093,866
Total Medytox Solutions stockholders' equity	5,576,692	1,713,432
Noncontrolling interest	121,004	121,004
Total stockholders' equity	5,697,696	1,834,436

Total liabilities and stockholders' equity	$19,032,429	$10,848,271

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$16,729,526	$8,367,445	$33,355,862	$11,958,786

Operating expenses:
Direct costs of revenue	3,291,530	1,190,121	6,987,777	2,263,896
General and administrative	4,529,506	1,237,516	9,171,359	4,236,997
Legal fees related to disputed subsidiary	267,286	34,900	857,587	200,496
Sales and marketing expenses	691,159	540,460	1,923,843	930,095
Bad debt expense	3,717,376	2,982,392	7,794,361	3,532,512
Depreciation and amortization	118,998	16,266	323,031	73,592
Total operating expenses	12,615,855	6,001,655	27,057,958	11,237,588

Income from operations	4,113,671	2,365,790	6,297,904	721,198

Other income (expense):
Other income (expense)	64	(1,415)	273	19,788
Gain on settlement of debt	–	–	–	59,000
Gain on settlement of assets	400	–	750	–
Loss on legal settlement	(100,000)	–	(169,800)	–
Interest expense	(68,785)	(121,451)	(332,387)	(279,451)
Total other income (expense)	(168,321)	(122,866)	(501,164)	(200,663)

Income before income taxes	3,945,350	2,242,924	5,796,740	520,535

Provision for income taxes	1,141,000	825,000	1,655,900	177,000

Net income	2,804,350	1,417,924	4,140,840	343,535

Net income attributable to noncontrolling interest	–	737,357	–	178,900

Net income from continuing operations	2,804,350	680,567	4,140,840	164,635

Net income (loss) from disputed activity	–	(274,806)	–	(411,919)

Net income (loss) attributable to Medytox Solutions	2,804,350	405,761	4,140,840	(247,284)

Preferred stock dividends	913,132	–	1,396,238	–

Net income (loss) attributable to Medytox Solutions common shareholders	$1,891,218	$405,761	$2,744,602	$(247,284)

Net income (loss) per common share - Basic and diluted	$0.06	$0.01	$0.09	$(0.01)

Weighted average number of common shares outstanding during the period - Basic and diluted	29,692,110	29,614,800	29,610,287	30,068,404

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

Cash flows from (used in) operating activities:
Net income (loss)	$4,140,840	$(247,284)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Nonconrolling interests	–	94,125
Depreciation and amortization	323,031	94,426
Stock issued for services	62,500	–
Stock-based compensation	452,500	–
Stock-based consulting fees	85,000	–
Increase in allowance for bad debts	1,364,681	3,532,512
Accretion of loan costs as interest	155,342	33,334
Accretion of beneficial conversion feature as interest	34,532	–
Gain on disposal of equipment	(750)	–
Gain on conversion of debt	–	59,000
Disputed net income	–	411,919
Liabilities attributable to disputed activity	–	389,135
Changes in operating assets and liabilities:
Accounts receivable	(5,217,468)	(4,951,958)
Prepaid expenses and other current assets	(25,078)	(1,224)
Deferred tax assets	787,500	723,900
Security deposits	(131,213)	–
Accounts payable	704,636	635,423
Accrued expenses	1,497,823	(24,950)
Income tax liabilities	789,200	–
Deferred tax liabilities	79,200	–
Net cash provided by operating activities	5,102,276	748,358

Cash flows used in investing activities:
Purchase of property and equipment	(862,645)	(254,123)
Cash received in sale of property and equipment	750	–
Cash paid for acquisitions	(735,052)	(86,650)
Cash received in acquisitions	3,735	–
Net cash used in investing activities	(1,593,212)	(340,773)

Cash flows provided by (used in) financing activities:
Proceeds from the sale of common stock	116,000	–
Deferred loan costs	(103,949)	–
Dividends on Series B preferred stock	(1,396,238)	–
Payments made on repurchase agreements	–	(33,082)
Proceeds from issuance of notes payable	1,300,000	1,301,203
Payments on notes payable	(2,278,910)	(913,071)
Payments on capital lease obligations	(86,705)	–
Proceeds from issuance of related party loans	–	275,040
Payments on related party loans	(195,000)	(114,558)
Common stock repurchased from lender	(100,000)	(85,000)
Net cash provided by (used in) financing activities	(2,744,802)	430,532

Net increase in cash	764,262	838,117

Cash at beginning of period	1,773,785	97,103

Cash at end of period	$2,538,047	$935,220

See accompanying notes to consolidated financial statements.

Continued

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

Supplemental disclosure of cash flow information:

Cash paid for interest	$257,963	$134,486

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Net liabilities (assets) acquired in acquisitions, net of cash	$1,565,613	$(184,000)
Goodwill	$(2,640,613)	$–
Notes payable issued	$1,075,000	$184,000

Property and equipment acquired with issuance of notes payable	$(56,603)	$(53,032)
Notes payable issued	$56,603	$53,032

Capital lease assets acquired	$(120,830)	$–
Capital lease obligations	$120,830	$–

Related party loans forgiven:
Loans and notes payable, related parties	$(47,100)	$–
Additional paid in capital	$47,100	$–

Beneficial conversion feature of convertible notes payable:
Notes payable	$(55,558)	$–
Additional paid in capital	$55,558	$–

Adjustment to purchase price for Biohealth Medical Laboratory, Inc.:
Goodwill	$24,913	$–
Notes payable issued	$(24,677)	$–
Accrued expenses	$(236)	$–

Adjustment to purchase price for Medical Billing Choices, Inc.:
Goodwill	$(400,000)	$–
Common stock	$16	$–
Additional paid in capital	$399,984	$–

Common stock issued as inducement for loan:
Deferred loan costs	$–	$(175,000)
Common stock	$–	$7
Additional paid in capital	$–	$174,993

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

On January 29, 2013, the Company formed Advantage Reference Labs, Inc. (“Advantage”), a Florida corporation, as a wholly-owned subsidiary that will provide reference, confirmation and clinical testing services. On October 14, 2013, Advantage changed its name to EPIC Reference Labs, Inc.

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

These unaudited financial statements should be read in conjunction with the 2012 annual financial statements included in the Annual Report on Form 10-K and Amendment No. 1 to the Annual Report on Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2013 and September 3, 2013, respectively.

Reclassifications

Certain items on the statements of operations for the three and nine months ended September 30, 2012 and statement of cash flows for the nine months ended September 30, 2012 have been reclassified to conform to current period presentation.

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

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 2 – Disputed Subsidiary (Continued)

Trident and the Shareholders filed motions for judgment notwithstanding the verdict, for a new trial, to dismiss the case, and for remittitur. On September 4, 2013, the judge denied all these motions and entered a partial final judgment in the amounts granted by the jury. MILM’s claims for specific performance remain to be decided by the Court. Trident and the Shareholders have filed a notice of appeal. One of the Shareholders, Donnette Hawley, filed a petition for bankruptcy on October 22, 2013.

Legal fees related to the lawsuit were $267,286 and $857,587 for the three and nine months ended September 30, 2013 and $34,900 and $200,496 for the three and nine months ended September 30, 2012, respectively.

The Company has not received any financial statements of Trident since August 31, 2012.  These consolidated financial statements were prepared without the missing activity.  Management believes that the missing activity is immaterial to the consolidated financial statements as a whole.  The Company has established a disputed net income reserve of $397,918 as of September 30, 2013 and December 31, 2012, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.  The assets and liabilities of Trident have been condensed and presented as assets, or liabilities, attributable to disputed activity in the September 30, 2013 and December 31, 2012 consolidated balance sheets.  A separate $389,135 of commissions payable on Trident sales is included in liabilities attributable to disputed activity as of September 30, 2013 and December 31, 2012.

Assets and liabilities of the disputed subsidiary as of September 30, 2013 and December 31, 2012 were as follows:

Total assets	$1,367,796

Total liabilities	$1,104,063

Note 3 – Long-Lived Assets

Property and equipment at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

Medical equipment	$588,089	$269,931

Equipment	111,718	37,140

Capital lease assets	779,337	–

Furniture	193,477	66,606

Leasehold improvements	157,496	47,197

Vehicles	174,957	70,828

Computer equipment	268,728	85,478

Software	284,551	196,711

	2,558,353	773,891

Less accumulated depreciation	(725,601)	(175,150)

Property and equipment, net	$1,832,752	$598,741

Depreciation of property and equipment was $323,031 and $73,592 for the nine months ended September 30, 2013 and 2012, respectively.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 3 – Long-Lived Assets (Continued)

The Company has recorded medical licenses acquired from acquisitions in the amount of $550,000 as intangible property as of September 30, 2013 and December 31, 2012.  The medical licenses include licenses for Medicare and Medicaid, COLA Laboratory Accreditation, Clinical Laboratory Improvement Amendments (CLIA), and State of Florida (AHCA) Clinical Laboratory Licenses and have indefinite lives. As such, there was no amortization of intangible assets for the nine months ended September 30, 2013 and 2012.

Management is in the process of valuing any identifiable intangible assets, including medical licenses, of Alethea Laboratories, Inc. and International Technologies, LLC. See Note 7 – Business Combinations.

Management periodically reviews the valuation of long-lived assets for potential impairments.  Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 4 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties.  At September 30, 2013 and December 31, 2012, notes payable consisted of the following:

	September 30,	December 31,
	2013	2012
Convertible debenture for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest only payments are payable monthly. The note is convertible at $2.50 per share until October 31, 2013 when the note is due. This note is subordinated to the loan from TCA Global Credit Master Fund, L.P. ("TCA") and is secured by the assets of the Company, Medytox Medical Management Solutions Corp. ("MMMS") and Trident.	$250,000	$500,000

Loan for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest and principal are payable in 10 equal payments ending August 31, 2013. This note is subordinated to the loan from TCA and is secured by the assets of the Company, MMMS and Trident.	–	150,000

Acquisition note to former shareholders of Medical Billing Choices, Inc. ("MBC") in the amount of $750,000, payable from percentage of collections, with interest at 6%, payable by August 22, 2013.	–	449,512

Loan from TCA. Principal of $2,475,000 and $1,725,000, respectively, payable by January 15, 2014. Secured by all assets of the Company and its subsidiaries (other than Trident and MBC).	2,475,000	1,725,000

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 4 – Notes Payable (Continued)

	September 30,	December 31,
	2013	2012

Acquisition note to former member of PB Laboratories, LLC for 50.5% ownership, in the amount of $200,000 at 6% interest, with payments of $50,000 quarterly starting May 17, 2012	–	50,000

Acquisition note to former member of PB Laboratories, LLC for 49.5% ownership, in the amount of $200,000 at 0% interest, with payments of $50,000 quarterly starting January 31, 2013	15,000	150,000

Acquisition note to former shareholder of Biohealth Medical Laboratory, Inc. for 50.5% ownership, in the amount of $165,125 at 0% interest, with payments of $75,000 due quarterly starting February 7, 2013 and a final payment of $15,125 due on August 7, 2013. In May 2013, a final settlement was reached with the former shareholder and the remaining balance of $24,677 as of May 31, 2013 was discharged.	–	99,677

Short-term note from affiliate, non-interest bearing and is due on demand.	–	30,200

Acquisition note No.1 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	187,500	–

Acquisition note No. 2 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	187,500	–

Loan from former shareholders of Alethea Laboratories, Inc. in the amount of $344,650 at 4% interest, with principal payments of $24,618 due monthly starting March 15, 2013.	172,325	–

Commercial loan with a finance company, dated December 20, 2012, in the original amount of $18,249 and bearing interest at 12.59%. Principal and interest payments in the amount of $364 are payable for 72 months ending on January 3, 2019. This note is secured by a lien on a vehicle with a carrying value of $17,662 at September 30, 2013.	16,654	–

Commercial loan with a finance company, dated November 15, 2012, in the original amount of $18,008 and bearing interest at 15.07%. Principal and interest payments in the amount of $384 are payable for 72 months ending on November 30, 2018. This note is secured by a lien on a vehicle with a carrying value of $17,457 at September 30, 2013.	16,376	–

Commercial loan with a finance company, dated November 28, 2012, in the original amount of $20,345 and bearing interest at 8.99%. Principal and interest payments in the amount of $368 are payable for 72 months ending on January 12, 2019. This note is secured by a lien on a vehicle with a carrying value of $19,444 at September 30, 2013.	18,366	–

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 4 – Notes Payable (Continued)

	September 30,	December 31,
	2013	2012

Acquisition convertible note No. 1 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest, due January 17, 2014. The note is convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $10,513 at September 30, 2013.	239,487	–

Acquisition convertible note No. 2 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest, due January 17, 2014. The note is convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $10,513 at September 30, 2013.	239,487	–

Loan from former member of International Technologies, LLC in the remaining amount of $416,667 at the date of acquisition, at 1% interest, with principal payments of $83,333 due quarterly starting June 7, 2013.	250,001	–

Loan from former member of International Technologies, LLC in the remaining amount of $112,500 at the date of acquisition, at 1% interest, with principal payments of $22,500 due quarterly starting June 7, 2013.	67,500	–

	4,135,196	3,154,389

Less current portion	(4,091,078)	(3,154,389)

Notes payable, net of current portion	$44,118	$–

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

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

On July 15, 2013, Medytox borrowed an additional $500,000 from the Lender pursuant to the terms of Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013 ("Amendment No. 4"). These additional funds shall be used in accordance with management's discretion. In connection with Amendment No. 4, each of International Technologies, LLC "International") and Alethea Laboratories, Inc. ("Alethea"), wholly-owned subsidiaries of Medytox, entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all of its assets to secure its guaranty. The maturity date of the loan was extended to January 15, 2014 from the previous maturity date of September 3, 2013 (subject to the Lender’s continuing ability to call the loan upon 60 days written notice).

In connection with Amendment No. 4, Medytox executed an Amended and Restated Revolving Promissory Note, due January 15, 2014, in the amount of $3,025,000. Except as amended through Amendment No. 4, the terms of the Credit Agreement remain in full force and effect. On August 12, 2013, the Company made a payment of $550,000 on the note.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 4 – Notes Payable (Continued)

Deferred Loan Costs

The Company has incurred certain loan costs as inducement for loans and has recorded them as deferred loan costs.  The loan costs are amortized as interest expense on a straight-line basis over the life of the loan. Deferred loan costs at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

Deferred loan costs	$425,899	$321,950
Less accumulated accretion as interest	(400,100)	(244,758)

Deferred loan costs, net	$25,799	$77,192

Note 5 – Related Party Transactions

William Forhan, the Chief Executive Officer, and a director and shareholder of the Company, had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to Mr. Forhan was $57,100 at December 31, 2012. During the nine months ended September 30, 2013, $10,000 was paid and the remaining $47,100 was released by Mr. Forhan. The $47,100 is recorded as a capital contribution as additional paid in capital.

Alcimede, LLC, of which a shareholder of the Company is the managing member, had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to Alcimede was $85,000 at December 31, 2012. During the nine months ended September 30, 2013, the $85,000 was paid along with a one-time interest charge of $18,417.

A selling shareholder of MBC had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to the selling shareholder was $100,000 at December 31, 2012 and was paid during the nine months ended September 30, 2013.

On September 10, 2012, the Company entered into an Asset Purchase Agreement with DASH Software, LLC (“DASH”) for the purchase of certain software utilized by the Company in its operations for $150,000. Sharon Hollis, a Vice President and shareholder of the Company, is the managing member of DASH. During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company paid $33,070 and $116,930 to DASH, respectively, pursuant to the Asset Purchase Agreement.

In connection with the Company's acquisition of MBC, Dr. Thomas Mendolia, the Chief Executive Officer of the Company's Laboratories and a shareholder, entered into an agreement with the selling shareholders of MBC to receive 20% of the purchase price of MBC as it was paid by the Company and 0.88% of the gross collections that MBC collected for the Company.  Pursuant to this agreement, Dr. Mendolia received $29,625 for the year ended December 31, 2011, $90,152 during the year ended December 31, 2012 and $103,583 during the six months ended June 30, 2013 for a total of $223,360. Pursuant to the completion of the acquisition of MBC on July 22, 2013, the Company and Dr. Mendolia agreed that the $223,360 would be paid back to MBC and payment was received in July 2013.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 6 – Stockholders’ Equity

Authorized Capital

The Company has 500,000,000 authorized shares of Common Stock at $0.0001 par value and 100,000,000 authorized shares of Preferred Stock at a par value of $0.0001.

On October 1, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 5,000 shares of Series B Non-convertible Preferred Stock, at $0.0001 par value per share.  The Series B shares do not include any voting rights and allow for monthly dividends in an amount equal to the sum of 1) 10% of the amount of gross sales in excess of $1 million collected in the ordinary course of business, not to exceed $150,000, and 2) 15% of the amount of gross sales in excess of $2.5 million collected in the ordinary course of business.

On October 7, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 1,000,000 shares of Series C Convertible Preferred Stock, at $0.0001 par value per share.  The Series C shares are convertible into shares of Common Stock by the quotient of 1 divided by the product of 0.80 multiplied by the market price of the Company’s Common Stock at the date of conversion.  The Series C shares also include voting rights of 25 votes for every share of Series C Preferred Stock and shall be entitled to dividends at the same time any dividend is paid or declared on any shares of the Company’s Common Stock.

Common Stock

During the nine months ended September 30, 2013, the Company issued Units to purchase 46,400 shares of its common stock and warrants to purchase an additional 46,400 shares of common stock at an exercise price of $2.50 to nine investors for $116,000 cash ($2.50 per unit) in private placements.

During the nine months ended September 30, 2013, the Company repurchased 40,000 shares of its common stock from the Lender for $100,000 and cancelled the shares.

During the nine months ended September 30, 2013, the Company issued 25,000 shares of its common stock to an employee in lieu of cash compensation. The shares were valued at $2.50 per share, based on the price of shares sold to investors, for a total of $62,500.

During the nine months ended September 30, 2013, the Company issued an aggregate of 160,000 shares of its common stock to the former shareholders of its subsidiary, Medical Billing Choices, Inc. (“MBC”) in accordance with an amendment to the Agreement dated August 22, 2011, pursuant to which the Company had acquired MBC. See Note 7 – Business Combinations. The shares were valued at $2.50 per share, based on the price of shares sold to investors, for a total of $400,000.

Stock Options

During the nine months ended September 30, 2013, the Company’s Board of Directors granted stock options to purchase a total of 1,850,000 shares of the Company’s restricted Common Stock to two directors of the Company and an employee.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Stock Options (Continued)

The following summarizes options outstanding at December 31, 2012 and option activity for the nine months ended September 30, 2013:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Outstanding at December 31, 2012	18,300,000	3,020,000	21,320,000	5.79

Options granted	1,850,000	–	1,850,000	3.24

Options exercised	–	–	–	–

Options cancelled or expired	–	–	–	–

Balance at September 30, 2013	20,150,000	3,020,000	23,170,000	$5.33

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at September 30, 2013:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$2.50	7,550,000	3.91	$2.50	$–	7,450,000	$2.50	$–
$5.00	6,600,000	4.23	$5.00	–	6,500,000	$5.00	–
$10.00	6,000,000	9.26	$10.00	–	6,000,000	$10.00	–
	20,150,000		$5.55	$–	19,950,000	$5.57	$–

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at September 30, 2013:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$2.50	1,020,000	4.20	$2.50	$–	1,020,000	$2.50	$–
$5.00	1,000,000	4.25	$5.00	–	1,000,000	$5.00	–
$10.00	1,000,000	9.26	$10.00	–	1,000,000	$10.00	–
	3,020,000		$5.81	$–	3,020,000	$5.81	$–

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Stock Options (Continued)

During the nine months ended September 30, 2013, the Company issued options to purchase a total of 600,000 shares of the Company’s common stock to two directors. These options have contractual lives of four years and were valued at an average grant date fair value of $0.20 per option, or $120,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Contractual term	4 years
Expected volatility	26.48%
Risk free interest rate	0.54%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. Vested amount of the options of $80,000 was expensed as stock-based compensation for the nine months ended September 30, 2013. As of September 30, 2013, there was unrecognized compensation costs of $40,000 related to stock options. The Company expects to recognize those costs over a weighted average period of .80 years as of September 30, 2013. Future option grants will increase the amount of compensation expense to be recorded in these periods.

During the nine months ended September 30, 2013, the Company issued options to purchase a total of 1,250,000 shares of the Company’s common stock to an employee. These options have contractual lives of three to five years and were valued at an average grant date fair value of $0.30 per option, or $372,500, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Contractual term	3 to 5 years
Expected volatility	29.50%
Risk free interest rate	0.32% to 0.47%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. All of the options were fully vested upon their grant and the fair value of the options of $372,500 was expensed as stock-based compensation for the nine months ended September 30, 2013.

Warrants

The following table summarizes warrant transactions for the nine months ended September 30, 2013:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2012	–	$–		$–

Granted in 2013	346,400	$3.22

Outstanding at September 30, 2013	346,400	$3.22	1.16	$–

Exercisable at September 30, 2013	346,400	$3.22	1.16	$–

Weighted Average Grant Date Fair Value		$0.25

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Warrants (Continued)

During the nine months ended September 30, 2013, the Company issued warrants to purchase a total of 46,400 shares of the Company’s common stock in conjunction with sales of Units. These warrants have contractual lives of ten months and were valued at a grant date fair value of $-0- per warrant using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$0.01
Contractual term	10 months
Expected volatility	29.13%
Risk free interest rate	0.15%
Dividend yield	0

During the nine months ended September 30, 2013, the Company issued warrants to purchase a total of 300,000 shares of the Company’s common stock to two individuals in connection with obligations entered into by the Company’s subsidiaries. These warrants have contractual lives of two years and were valued at an average grant date fair value of $0.283 per warrant, or $85,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Contractual term	2 years
Expected volatility	29.13%
Risk free interest rate	0.27%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The $85,000 was expensed as stock-based consulting fees for the nine months ended September 30, 2013.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2013, there were a total of 23,170,000 stock options to purchase shares of common stock outstanding, warrants outstanding to purchase 346,400 shares of common stock, $750,000 of convertible debentures convertible into an estimated 206,838 shares of the Company’s common stock, and 1,000,000 shares of convertible Series C preferred stock outstanding. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of income (loss) per share.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 7 – Business Combinations

The Company completed two acquisitions during the nine months ended September 30, 2013 and two each during the years ended December 31, 2012 and 2011.  The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of FASB ASC 805 “Business Combinations“.  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill.

Goodwill was attributable to the following subsidiaries as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Medical Billing Choices, Inc.	$1,202,112	$802,112

PB Laboratories, LLC	107,124	107,124

Biohealth Medical Laboratory, Inc.	116,763	141,676

Alethea Laboratories, Inc.	975,284	–

International Technologies, LLC	1,665,329	–

	$4,066,612	$1,050,912

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

Consideration Given:

Cash	$127,000
Amount due from International Technologies, LLC	483,052
Acquisition notes	500,000

Total Consideration	$1,110,052

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$1,703
Property and equipment, net	31,649
Accounts payable and accrued expenses	(59,462)
Notes payable	(529,167)
Identified intangible assets	–
Total identifiable net assets	(555,277)

Goodwill and unidentified intangible assets	1,665,329

$1,110,052

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

$700,000

Medical Billing Choices, Inc.

On July 12, 2013, the Company and the two selling shareholders amended the Agreement, dated August 22, 2011, pursuant to which the Company had acquired Medical Billing Choices, Inc. (“MBC”). The Company paid the balance due of $378,057 under its promissory note and issued an aggregate of 160,000 shares of its restricted common stock to the two selling shareholders. In addition, the loan made by one selling shareholder in the amount of $100,000 was discharged. The amendment to the Agreement resulted in an increase of $400,000 to the purchase price of MBC, as well as the resulting goodwill in connection with the acquisition.

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

September 30, 2013

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

Trident and the Shareholders filed motions for judgment notwithstanding the verdict, for a new trial, to dismiss the case, and for remittitur. On September 4, 2013, the judge denied all these motions and entered a partial final judgment in the amounts granted by the jury. MILM’s claims for specific performance remain to be decided by the Court. Trident and the Shareholders have filed a notice of appeal. One of the Shareholders, Donnette Hawley, filed a petition for bankruptcy on October 22, 2013.

Legal fees related to the lawsuit were $267,286 and $857,587 for the three and nine months ended September 30, 2013 and $34,900 and $200,496 for the three and nine months ended September 30, 2012, respectively.

Note 9 – Subsequent Events

On October 9, 2013, the Company issued 68,000 shares of its common stock to two investors for $170,000 cash ($2.50 per share) in private placements.

On October 21, 2013, Reginald Samuels, a former member and employee of International Technologies, LLC, filed a complaint in the Superior Court of New Jersey (Bergen County) against the Company and Medytox Diagnostics, Inc. alleging breach of contract under his employment agreement and the agreement under which International Technologies, LLC was acquired; unjust enrichment; fraud; intentional and negligent misrepresentation; and breach of an implied duty of good faith and fair dealing and seeking an accounting. The Company believes these claims are without merit.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (as amended by Amendment No. 1 on Form 10-K/A) and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

Medytox Solutions, Inc. (the “Company”, "Medytox", “we”, “us”, or “our”) is a holding company that owns and operates businesses in the medical services sector.  Its principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States.  In each of 2012 and the nine months ended September 30, 2013, testing services to rehabilitation facilities represented over 70% of our revenues.

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

On August 22, 2011, MILM entered into a purchase agreement to acquire 81% of Trident Laboratories, Inc. (“Trident”), a privately-owned Florida corporation.  Trident operates a medical testing laboratory specializing in urine testing from a facility in Hollywood, Florida.  MILM acquired 49% ownership in Trident at closing and had the right to acquire an additional 32% for $500,000 to be paid in full by August 22, 2012.  The sellers had an option to sell the remaining 19% ownership in Trident for a certain period.  The sellers requested the purchase agreement be rescinded on January 16, 2012. MILM filed an action seeking to enforce the purchase agreement against Trident and its shareholders, Michelle Steegstra, Christopher Hawley, Donnette Hawley, Michael Falestra and Skyler Lukas (collectively, the "Trident Defendants") for (i) civil conspiracy, (ii) specific performance, (iii) anticipatory breach of contract, (iv) constructive trust, (v) accounting, and (vi) interpleader.  In addition, the Trident Defendants filed a counterclaim and third-party complaint stating causes of action for (i) fraudulent inducement, (ii) civil conspiracy, (iii) tortious interference with business relationships, and (iv) defamation.  On July 2, 2013, a jury awarded MILM, $2,906,844 on its breach of contract claim against the Trident Defendants, and awarded Seamus Lagan $750,000 individually against Christopher Hawley for Mr. Hawley's defamatory postings on the internet.  The jury rejected every claim made against the MILM parties. The Trident Defendants filed motions for judgment notwithstanding the verdict, for a new trial, to dismiss the case, and for remittitur. On September 4, 2013, the judge denied all these motions and entered a partial final judgment in the amounts granted by the jury. MILM’s claims for specific performance remain to be decided by the Court. The Trident Defendants have filed a notice of appeal. One of the Trident Defendants, Donnette Hawley, filed a petition for bankruptcy on October 22, 2013.

On August 22, 2011, the Company acquired 100% of Medical Billing Choices, Inc. (“ARC”), a privately-held North Carolina corporation, for $100,000 cash and a $750,000 installment note.  On July 12, 2013, the Company and the two selling shareholders amended the Agreement and the Company paid the balance due of $378,057 under its promissory note and issued an aggregate of 160,000 shares of its restricted common stock to the two selling shareholders. In addition, a loan made by one selling shareholder in the amount of $100,000 was discharged. Now known as ARC Medical Billing, the company operates a medical billing service for a variety of medical providers throughout the southeastern United States from offices in Charlotte, North Carolina.  ARC is the main billing company for the Medytox-owned laboratories and allows Medytox to offer medical billing services to its customers.

On September 16, 2011, the board of directors agreed to change the name of the Company to Medytox Solutions, Inc. and to file for a new trading symbol.  On October 27, 2011, FINRA approved the name change and the new symbol, "MMMS".

On February 16, 2012, Medytox Diagnostics, Inc. (“MDI”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement for the purchase of 50.5% of the outstanding membership interests in Collectaway, LLC, a clinical laboratory located in Palm Beach County, Florida.  The name of Collectaway, LLC was changed to PB Laboratories, LLC.

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

On January 29, 2013, the Company formed Advantage Reference Labs, Inc. (“Advantage”), a Florida corporation, as a wholly-owned subsidiary that will provide reference, confirmation and clinical testing services. On October 14, 2013, Advantage changed its name to EPIC Reference Labs, Inc.

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

Results of Operations

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenues

Revenues were $16,729,526 for the three months ended September 30, 2013 compared to $8,367,445 for the three months ended September 30, 2012, an increase of $8,362,081, or 100%. The increase is primarily due to the decrease in sales volume of the Company’s subsidiary, PB Labs, during the third quarter of 2013 compared to 2012 and Biohealth beginning operations in the second quarter of 2013. Revenues for PB Labs were $9,091,013 and $10,453,385 for the three months ended September 30, 2013 and 2012, respectively. Biohealth revenues were $7,608,425 and $-0- for the three months ended September 30, 2013 and 2012, respectively. PB Labs and Biohealth were acquired in February 2012 and December 2012, respectively.

Operating Expenses and Other Income

For the three months ended September 30, 2013 our total operating expenses were $12,615,855 compared to $6,001,655 for the three months ended September 30, 2012 resulting in an increase of $6,614,200, or 110%. The increase is attributable to increases in direct costs of revenue of $2,101,409, general and administrative expenses of $3,291,990, legal fees related to the Trident lawsuit of $232,386, sales and marketing expenses of $150,699, bad debt expense of $734,984 and depreciation and amortization of $102,732. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, legal fees, and consulting costs. The remaining increases are directly attributable to the increase in revenues and the acquisitions of PB Labs and Biohealth during 2012 and Alethea and International Tech during 2013.

Our income from operations for the three months ended September 30, 2013 was $4,113,671 as compared to $2,365,790 for the three months ended September 30, 2012.

Other expenses incurred during the three months ended September 30, 2013 included: (i) interest expense of $68,785 (2012: $121,451); (ii) loss on legal settlement of $100,000 (2012: $-0-); offset by (iii) gain on the settlement of assets of $400 (2012: $-0-); and (iv) other income (expense) of $64 (2011: $(1,415)).

Net income attributable to Medytox Solutions common shareholders for the three months ended September 30, 2013 was $1,891,218 compared to $405,761 for the three months ended September 30, 2012.

For the Nine Months ended September 30, 2013 compared to the Nine Months ended September 30, 2012

Revenues

Revenues were $33,355,862 for the nine months ended September 30, 2013 compared to $11,958,786 for the nine months ended September 30, 2012, an increase of $21,397,076, or 179%. The increase is primarily due to the increase in sales volume of the Company’s subsidiary, PB Labs, during the first nine months of 2013 compared to 2012 and Biohealth beginning operations in the second quarter of 2013. Revenues for PB Labs were $23,301,288 and $12,826,577 for the nine months ended September 30, 2013 and 2012, respectively. Biohealth revenues were $9,906,900 and $-0- for the nine months ended September 30, 2013 and 2012, respectively. PB Labs and Biohealth were acquired in February 2012 and December 2012, respectively.

Operating Expenses and Other Income

For the nine months ended September 30, 2013 our total operating expenses were $27,057,958 compared to $11,237,588 for the nine months ended September 30, 2012 resulting in an increase of $15,820,370, or 141%. The increase is attributable to increases in direct costs of revenue of $4,723,881, general and administrative expenses of $4,934,362, legal fees related to the Trident lawsuit of $657,091, sales and marketing expenses of $993,748, bad debt expense of $4,261,849 and depreciation and amortization of $249,439. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, legal fees and consulting costs. The remaining increases are directly attributable to the increase in revenues and the acquisitions of PB Labs and Biohealth during 2012 and Alethea and International Tech during 2013.

Our income from operations for the nine months ended September 30, 2013 was $6,297,904 as compared to $721,198 for the nine months ended September 30, 2012.

Other expenses incurred during the nine months ended September 30, 2013 included: (i) interest expense of $332,387 (2012: $279,451); (ii) loss on legal settlement of $169,800 (2012: $-0-); offset by (iii) gain on settlement of debt of $-0- (2012: $59,000); (iv) gain on the settlement of assets of $750 (2012: $-0-); and (v) other income of $273 (2011: $19,788).

Net income attributable to Medytox Solutions common shareholders for the nine months ended September 30, 2013 was $2,744,602 compared to a loss of $(247,284) for the nine months ended September 30, 2012.

Disputed Segment

The dispute with Trident Laboratories, Inc. occurred in 2012. The assets and liabilities of Trident are excluded from the individual consolidated balance sheet line items and presented separately as assets and liabilities from disputed activity and operating activity for 2012 and the first nine months of 2013 is excluded from the consolidated statement of operations. In addition, the Company has reserved $397,918 of net income from the disputed activity for the period from August 22, 2011 (date of acquisition) through September 30, 2013.  The net assets and liabilities attributable to the disputed activity are as follows at September 30, 2013:

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

For the nine months ended September 30, 2013, we funded our operations primarily through cash provided by operations and borrowings from third parties, while for the nine months ended September 30, 2012 we funded our operations through borrowings from both third and related parties. Our principal use of funds during the nine months ended September 30, 2013 has been for payments on borrowings, acquisitions and general corporate expenses.

Liquidity and Capital Resources during the Nine Months ended September 30, 2013 compared to the Nine Months ended September 30, 2012

As of September 30, 2013, we had cash of $2,538,047 and deficit in working capital of $520,599.  The Company generated cash flow from operations of $5,102,275 for the nine months ended September 30, 2013 compared to cash provided by operations of $748,358 for the nine months ended September 30, 2012. The cash flow from operating activities for the nine months ended September 30, 2013 was primarily attributable to the Company's net income from operations of $4,140,840, increased by depreciation and amortization of $323,031, stock issued for services of $62,500, stock-based compensation of $537,500, increase in allowance for bad debts of $1,364,681, accretion of loan costs as interest of $155,342, and accretion of beneficial conversion feature as interest of $34,532, and offset by the gain on disposal of assets of $750, and net changes in operating assets and liabilities of $1,515,401.  Cash provided by operations for the nine months ended September 30, 2012 was primarily attributable to the Company's net loss from operations of $247,284, offset by noncontrolling interests of $94,125, depreciation and amortization of $94,426, increase in allowance for bad debts of $3,532,512, accretion of loan costs as interest of $33,334, gain on conversion of debt of $59,000, disputed net income of $411,919, liabilities attributable to disputed subsidiary of $389,135 and increased by net changes in operating assets and liabilities of $3,618,809.

Cash used in investing activities for the nine months ended September 30, 2013 included $894,294 for the purchase of property and equipment, cash advanced to related parties of $451,403 and cash paid for acquisitions of $252,000, offset by cash received for the sale of property and equipment of $750 and cash received in acquisitions of $3,736. Cash used in investing activities for the nine months ended September 30, 2012 was attributable to the purchase of property and equipment of $254,123 and cash paid for acquisitions of $86,650.

Cash used in financing activities for the nine months ended September 30, 2013 included $103,949 for deferred loan costs, dividends on preferred B stock of $1,396,238, payments on notes payable of $2,278,910, payments on capital lease obligations of $86,705, payments on related party loans of $195,000 and common stock repurchased from a lender of $100,000, offset by proceeds received from the sale of common stock of $116,000 and proceeds received from the issuance of notes payable of $1,300,000. Cash provided by financing activities for the nine months ended September 30, 2012 included proceeds from the issuance of notes payable of $1,301,203 and borrowings from related parties of $275,040, offset by payments made on repurchase agreements of $33,082, payments made on notes payable of $913,071, payments on related party loans of $114,558, and common stock repurchased from a lender of $85,000.

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

On March 4, 2013, Medytox borrowed an additional $800,000 from the Lender pursuant to the terms of Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013 ("Amendment No. 3"). These additional funds were used in accordance with management's discretion. In connection with Amendment No. 3, Advantage Reference Labs, Inc., a newly-formed wholly-owned subsidiary of Medytox, entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

On July 15, 2013, the Company borrowed an additional $500,000 from the Lender pursuant to the terms of Amendment No, 4 to Senior Secured Revolving Credit Facility Agreement, dated as of September 30, 2013 ("Amendment No. 4"). In connection with Amendment No. 4, Alethea Laboratories, Inc. and International Technologies, LLC, wholly-owned subsidiaries of the Company, each entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty. The maturity date of the loan was extended to January 15, 2014 from the previous maturity date of September 3, 2013 (subject to the Lender’s continuing ability to call the loan upon 60 days written notice). On August 12, 2013, the Company made a payment of $550,000 on the note.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements as of and for the year ended December 31, 2012, included in our Annual Report on Form 10-K and Amendment No. 1 to the Annual Report on Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2013 and September 3, 2013, respectively.

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

Trident and the Shareholders filed motions for judgment notwithstanding the verdict, for a new trial, to dismiss the case, and for remittitur. On September 4, 2013, the judge denied all these motions and entered a partial final judgment in the amounts granted by the jury. MILM’s claims for specific performance remain to be decided by the Court. Trident and the Shareholders have filed a notice of appeal. One of the Shareholders, Donnette Hawley, filed a petition for bankruptcy on October 22, 2013.

Legal Matters - Reginald Samuels

On October 21, 2013, Reginald Samuels, a former member and employee of International Technologies, LLC, filed a complaint in the Superior Court of New Jersey (Bergen County) against the Company and Medytox Diagnostics, Inc. alleging breach of contract under his employment agreement and the agreement under which International Technologies, LLC was acquired; unjust enrichment; fraud; intentional and negligent misrepresentation; and breach of an implied duty of good faith and fair dealing and seeking an accounting. The Company believes these claims are without merit.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2013, the Company issued 160,000 shares of its common stock to the former shareholders of its subsidiary, Medical Billing Choices, Inc. (“MBC”) in accordance with an amendment to the Agreement dated August 22, 2011, pursuant to which the Company had acquired MBC.

On July 18, 2013, the Company issued options to purchase a total of 1,250,000 shares of the Company’s common stock to an employee.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On September 1, 2013, the employment agreements with William Forhan, Chief Executive Officer, and Jace Simmons, Chief Financial Officer, were amended. Mr. Forhan’s base salary was increased to $240,000 per year and Mr. Simmons’ base salary was increased to $225,000 per year.

Item 6.    Exhibits

Exhibit 10.1	Amendment to Employment Agreement, dated as of September 1, 2013, between Medytox Solutions, Inc. and William Forhan
Exhibit 10.2	Amendment to Employment Agreement, dated as of September 1, 2013, between Medytox Solutions, Inc. and Jace Simmons
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document *
Exhibit 101.SCH	XBRL Schema Document *
Exhibit 101.CAL	XBRL Calculation Linkbase Document *
Exhibit 101.DEF	XBRL Definition Linkbase Document *
Exhibit 101.LAB	XBRL Label Linkbase Document *
Exhibit 101.PRE	XBRL Presentation Linkbase Document *

_________________

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2013	By: /s/ William G. Forhan
William G. Forhan
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2013	By: /s/ Jace Simmons
Jace Simmons
Chief Financial Officer (Principal Financial Officer)

