Form 10-K
period 2013-12-31
Medytox Solutions, Inc.
filed 2014-03-31
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K

_______________________________________________

(Mark one)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-54346

______________________________________________

MEDYTOX SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

______________________________________________

Nevada	54-2156042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 S. Australian Avenue, Suite 800 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

 Registrant's telephone number, including area code: (561) 855-1626

_________________________________________

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $.0001 Par Value

(Title of class)

_________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

There is currently no market for any of our securities.

As of as of March 26, 2014, the registrant had 30,206,386 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

1

MEDYTOX SOLUTIONS , INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART 1

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

Item 1. Business

Our Services

Medytox Solutions, Inc. ("Medytox" or the "Company") is a holding company that owns and operates businesses in the medical services sector. Its principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States. Testing services to rehabilitation facilities represented over 90% of our revenue in each of 2012 and 2013.

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

As a provider of clinical laboratory services, we continue to pursue our strategy of acquiring or entering into binding relationships with high-complexity laboratories that can facilitate our customers' needs. We have successfully completed several such acquisitions or strategic partnerships with laboratories located in different regions of the United States, allowing us to correspondingly increase our client base. These laboratories, and those we shall continue to seek out, offer or can be developed to offer the most advanced analytical technology for the processing of urine specimens including Immunoassay Analyzers (IA) for screens and GCMS/LCMS for confirmations. All Medytox laboratories are fully-staffed professional COLA-accredited high-complexity laboratories with additional certifications such as the COLA Laboratory of Excellence Award (COLA's Highest Commendation), CLIA (Clinical Laboratory Improvement Amendments) and the State of Florida's AHCA Clinical Laboratory License for Non-Waived High Complexity testing and we anticipate that any facilities acquired in the future will meet these stringent requirements. Our in-house billing company services all of our acquired or allied facilities, utilizing electronic processing of claims to the major insurance payers and eliminating the need to rely on and pay for the services of clearing houses, allowing us to maximize profit retention.

Company History

Medytox was organized July 20, 2005 under the laws of the State of Nevada. In the first half of 2011, Company management decided to reorganize as a holding company to acquire and manage a number of companies in the medical services sector.

On June 22, 2011, the Company organized Medytox Medical Management Solutions Corp. ("MMMS"), a Florida corporation, as a wholly-owned subsidiary. On October 26, 2013, MMMS changed its name to Medytox Information Technology, Inc. ("MIT"). MIT provides information technology and management solutions to our subsidiaries and outside medical service providers. MIT operates from the corporate offices in West Palm Beach, Florida.

On July 26, 2011, the Company organized Medytox Institute of Laboratory Medicine, Inc. ("MILM"), a Florida corporation, as a wholly-owned subsidiary. MILM was organized to acquire and manage medical testing laboratories. MILM operates from the corporate offices in West Palm Beach, Florida.

On August 22, 2011, the Company acquired 100% of Medical Billing Choices, Inc. ("MBC"), a privately-held North Carolina corporation. The company operates a medical billing service for a variety of medical providers throughout the southeastern United States from offices in Charlotte, North Carolina. MBC is the main billing company for the Medytox-owned laboratories and allows Medytox to offer medical billing services to its customers.

On February 16, 2012, Medytox Diagnostics, Inc., a wholly-owned subsidiary of the Company ("MDI"), entered into a Membership Interest Purchase Agreement for the purchase of 50.5% of the outstanding membership interests in Collectaway, LLC ("Collectaway"), a clinical laboratory located in Palm Beach County, Florida. The name of Collectaway, LLC was changed to PB Laboratories, LLC.

On March 9, 2012, the Company formed Medytox Medical Marketing & Sales, Inc. ("MMM&S"), a Florida corporation, as a wholly-owned subsidiary that provides marketing for clinical laboratories that are owned by the Company. MMM&S operates from the corporate offices in West Palm Beach, Florida.

On September 10, 2012, the Company entered into an agreement to purchase all of the assets and intellectual property rights to the software known as "Medytox Advantage" that it did not already own from Dash Software, LLC for $150,000.

On October 12, 2012, the Company, through its wholly-owned subsidiary MDI, completed an agreement to acquire the remaining 49.5% ownership in PB Laboratories, LLC that it did not already own. The Company now owns 100% of this laboratory.

On December 7, 2012, the Company, through its wholly-owned subsidiary MDI, entered into an agreement to acquire 50.5% ownership in Biohealth Medical Laboratory, Inc., a Miami-based clinical laboratory. The Company immediately initiated an investment program to increase the clinical lab testing capacity of blood and urine specimens at Biohealth Medical Laboratory, Inc.

On January 1, 2013, MDI purchased 100% of the stock of Alethea Laboratories, Inc. ("Alethea") from unrelated parties. Althea operates a licensed clinical lab in Las Cruces, New Mexico and is an enrolled Medicare provider.

On January 29, 2013, the Company formed Advantage Reference Labs, Inc. ("Advantage"), a Florida corporation, as a wholly-owned subsidiary to provide reference, confirmation and clinical testing services. On October 14, 2013, Advantage changed its name to EPIC Reference Labs, Inc. ("EPIC").

On April 4, 2013, MDI purchased 100% of the membership interests of International Technologies, LLC ("International") from unrelated parties. International operates a licensed clinical laboratory in Waldwick, New Jersey and is a licensed Medicare provider.

On July 2, 2013, the Company announced that a jury awarded MILM $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. and its shareholders and awarded Seamus Lagan $750,000 individually against Christopher Hawley for defamatory postings on the InvestorsHub website. The jury rejected every claim made against the MILM parties.

Recent Developments

On March 18, 2014, MDI, pursuant to a stock purchase agreement, purchased all of the outstanding stock of Clinlab, Inc. ("Clinlab") from James A. Wilson and Daniel Stewart, previously the sole owners of Clinlab. Clinlab develops and markets laboratory information management systems.

The purchase price was an aggregate of $1,000,000 in cash and 200,000 shares of Series D Convertible Preferred Stock of the Company. The stock purchase agreement contained customary representations, warranties and covenants of the parties. In connection with the Company's loan from TCA Global Credit Master Fund, LP, Clinlab will guarantee the loan and pledge substantially all of its assets as security for the loan.

There were no material relationships between the Company, MDI or any of their affiliates or either of Mr. Wilson or Mr. Stewart, other than with respect to the stock purchase agreement. A copy of the stock purchase agreement is filed as an exhibit to this Annual Report.

On March 28, 2014, the Board of Directors adopted Amended and Restated Bylaws for the Company. A new Article X was added relating to indemnification of directors, officers and legal representatives of the Company. Article X provides that they shall be indemnified by the Company to the fullest extent permitted by applicable law. In addition the Company may, in its discretion, advance the expenses of the indemnified persons (including attorneys' fees) incurred in defending any proceeding. The rights to indemnification in the Bylaws are not exclusive of any other rights a person may have. Any repeal or modification of Article X shall not adversely affect any right or protection of any person existing at the time of such repeal or modification. A copy of the Amended and Restated Bylaws is filed as an exhibit to this Annual Report.

Governmental Regulation

General

The clinical laboratory industry is subject to significant governmental regulation at the federal, state and local levels. As described below, these regulations concern licensure and operation of clinical laboratories, claim submission and payment for laboratory services, health care fraud and abuse, security and confidentiality of health information, quality, and environmental and occupational safety.

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

Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as "high complexity," "moderate complexity," or "waived." Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined by the Food and Drug Administration ("FDA") to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. All Company facilities hold CLIA certificates to perform high complexity testing. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory's approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on the Company.

The Company is also subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from or more stringent than those under federal law, and a number of states have implemented their own laboratory regulatory requirements. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records.

The Company believes that it is in compliance with all applicable laboratory requirements. The Company's laboratories have continuing programs to ensure that their operations meet all such regulatory requirements, but no assurances can be given that the Company's laboratories will pass all future licensure or certification inspections.

There are many regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and laboratory-developed tests. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. Our point of collection testing devices are regulated by the FDA. The FDA has authority to take various administrative and legal actions for non-compliance, such as fines, product suspension, warning letters, injunctions and other civil and criminal sanctions.

Payment for Clinical Laboratory Services

In 2013, the Company derived approximately 1.2% of its net sales directly from the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs and in other government healthcare programs, in part because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

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

Payment under the Medicare fee schedule has been limited from year to year by Congressional action, including imposition of national limitation amounts and freezes on the otherwise applicable annual Consumer Price Index ("CPI") updates. For most diagnostic lab tests, the national limitation is now 74.0% of the national median of all local fee schedules established for each test. Under a provision of the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"), for tests performed after January 1, 2001 that the Secretary of Health and Human Services determines are new tests for which no limitation amount has previously been established, the cap is set at 100% of the median.

Medicare, Medicaid and other government program payment reductions will not have a direct adverse effect on the Company's net earnings and cash flows, due to insignificant revenue earned.

Congressional action in 1997 required the Department of Health and Human Services ("HHS") to adopt uniform coverage, administration and payment policies for many of the most commonly performed lab tests using a negotiated rulemaking process. The negotiated rulemaking committee established uniform policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses, replacing local Medicare coverage policies which varied around the country. The final rules generally became effective in 2002, and the use of uniform policies improves the Company's ability to obtain necessary billing information in some cases, but Medicare, Medicaid and private payer diagnosis code requirements continue to negatively impact the Company's ability to be paid for some of the tests it performs. Due to the range of payers and policies, the extent of this impact continues to be difficult to quantify.

Future changes in federal, state and local laws and regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company. In March 2010, comprehensive healthcare legislation, the Patient Protection and Affordable Care Act ("ACA"), was enacted. Many of the most significant changes from the implementation of the ACA will not take place until 2014 and beyond, and its details will be shaped by regulatory efforts that have not been proposed, or have not been finalized. Based on currently available information, the Company is unable to predict what type of changes in legislation or regulations, if any, will occur.

Standard Electronic Transactions, Security and Confidentiality of Health Information

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was designed to address issues related to the security and confidentiality of health insurance information. In an effort to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, HIPAA regulations were promulgated. These regulations apply to health plans, health care providers that conduct standard transactions electronically and health care clearinghouses ("covered entities"). Five such regulations have been finalized: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; and (v) the National Provider Identifier Rule, which requires the use of a unique health care provider identifier in connection with certain electronic transactions.

The Privacy Rule regulates the use and disclosure of protected health information ("PHI") by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The Privacy Rule requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves access to PHI. The Security Rule establishes requirements for safeguarding patient information that is electronically transmitted or electronically stored. The Company believes that it is in compliance in all material respects with the requirements of the HIPAA Privacy and Security Rules.

The Federal Health Information Technology for Economic and Clinical Health Act ("HITECH"), which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and their restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration, and additional restrictions on the use of PHI for marketing. HITECH also fundamentally changes a business associate's obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured protected health information is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach.

The omnibus HIPAA regulation implementing most of the HITECH provisions was issued in January 2013 and makes significant changes to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules. Compliance with most of the changes became required on September 23, 2013. HHS had already issued interim final regulations governing breach notification, which were effective in September 2009 and which were modified by the January 2013 final rule. The Company's policies and procedures are fully compliant with the HITECH Act requirements.

On February 6, 2014, the Center for Medicare and Medicaid Services ("CMS") published final regulations that amend the HIPAA Privacy Rule to provide individuals (or their personal representatives) with the right to receive copies of their test reports from laboratories subject to HIPAA, or to request that copies of their test reports be transmitted to designated third parties. Previously, laboratories that were CLIA-certified or CLIA-exempt were not subject to the provision in the Privacy Rule that provides individuals with the right of access to PHI. The HIPAA Privacy Rule amendment will result in the preemption of a number of state laws that prohibit a laboratory from releasing a test report directly to the individual. The Company will revise its policies and procedures as necessary to comply with these new access requirements and will make changes to its privacy notice to reflect individuals' new access rights under this final rule. The compliance date for the new requirement is October 4, 2014.

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

The administrative simplification provisions of HIPAA mandate the adoption of standard unique identifiers for health care providers. The intent of these provisions is to improve the efficiency and effectiveness of the electronic transmission of health information. The National Provider Identification rule requires that all HIPAA-covered health care providers, whether they are individuals or organizations, must obtain a National Provider Identifier ("NPI") to identify themselves in standard HIPAA transactions. NPI replaces the unique provider identification number - as well as other provider numbers previously assigned by payers and other entities - for the purpose of identifying providers in standard electronic transactions. The Company believes that it is in compliance with the HIPAA National Provider Identification Rule in all material respects.

The total cost associated with the requirements of HIPAA and HITECH is not expected to be material to the Company's operations or cash flows. There are, however, many unresolved issues in these areas and future regulations and interpretations of HIPAA and HITECH could impose significant costs on the Company.

In addition to the federal HIPAA regulations described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical and financial information. In some cases, state laws are more restrictive than and therefore not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement. It increased the civil penalty amounts that may be imposed, required HHS to conduct periodic audits to confirm compliance and also authorized state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents. Additionally, numerous other countries have or are developing similar laws governing the collection, use, disclosure and transmission of personal or patient information.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company implemented Version 5010 of the HIPAA Transaction Standards and is within the testing and implementation phase of the rule to adopt the ICD-10-CM code set. The compliance date for ICD-10-CM is October 1, 2014. The costs associated with ICD-10-CM Code Set were substantial, and failure of the Company, third party payers or physicians to transition within the required timeframe could have an adverse impact on reimbursement, days sales outstanding and cash collections. As a result of inconsistent application of transaction standards by payers or the Company's inability to obtain certain billing information not usually provided to the Company by physicians, the Company could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues.

The Company believes it is in compliance in all material respects with the Operating Rules for electronic funds transfers and remittance advice transactions, for which the compliance date was January 1, 2014. The Company will continue its assessment and remediation of computer systems, applications and processes for compliance with these requirements.

Fraud and Abuse Laws and Regulations

Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on health care providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS' Office of Inspector General ("OIG"), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government's enforcement efforts have been increasing over the past decade, in part as a result of the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund federal, state and local law enforcement efforts. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the federal False Claims Act. Recent amendments to the False Claims Act, as well as other enhancements to the federal fraud and abuse laws enacted as part of the ACA, are widely expected to further increase fraud and abuse enforcement efforts. For example, the ACA established an obligation to report and refund overpayments from Medicare within 60 days of identification; failure to comply with this new requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute. On February 16, 2012, CMS issued a proposed rule to establish regulations addressing the reporting and returning of overpayments. The rule has not been finalized.

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

Under another federal statute, known as the "Stark Law" or "self-referral" prohibition, physicians who have a financial or compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or any other party for services furnished pursuant to a prohibited self-referral. There are several Stark law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician's own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75.0 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. All of the requirements of a Stark Law exception must be met to take advantage of the exception. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just Medicare.

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

Business Strategy

The Company seeks to become a leading provider of laboratory and related services and solutions to medical providers. To date, we have specialized in providing urine and blood drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States. We intend to grow through the acquisition and/or formation of additional laboratory testing facilities and related businesses in the United States. The Company is organized into business units comprised of 1) clinical laboratory operations and 2) ancillary support services.

Clinical Laboratories

The Company has five clinical laboratories, which are wholly or majority owned by our subsidiary, Medytox Diagnostics, Inc. ("MDI"), as follows:

Laboratory	Location
PB Laboratories, LLC	Lake Worth, FL
Biohealth Medical Laboratory, Inc.	Miami, FL
Alethea Laboratories, Inc.	Las Cruces, NM
International Technologies, LLC	Waldwick, NJ
EPIC Reference Labs, Inc.	Riviera Beach, FL

PB Laboratories, LLC ("PB Labs"): PB Labs is a clinical laboratory in which MDI acquired 100% ownership on October 12, 2012. The Company acquired and provided equipment to allow PB Labs to test additional samples. The lab is fully-accredited and licensed. Operations began in the first quarter of 2012 after the Company acquired majority control.

Biohealth Medical Laboratory, Inc. ("Biohealth"): MDI acquired 50.5% ownership of this clinical laboratory specializing in testing blood specimens for alcohol and drugs on December 7, 2012. The Company has acquired and provided additional equipment in order to allow Biohealth to test urine for drugs and medication monitoring. The lab is fully-accredited and licensed. Operations began in the fourth quarter of 2012.

Alethea Laboratories, Inc. ("Alethea"): MDI acquired 100% ownership of Alethea on January 1, 2013. Althea operates a licensed clinical lab in Las Cruces, New Mexico and is an enrolled Medicare provider. The Company is acquiring and providing additional equipment in order to allow Alethea to test urine for drugs and medication monitoring. Operations at Alethea began in the first quarter of 2014.

International Technologies, LLC ("Intl Tech"): MDI acquired 100% ownership of Intl Tech on April 4, 2013. Intl Tech operates a licensed clinical lab in Waldwick, New Jersey and is an enrolled Medicare provider. The Company is acquiring and providing additional equipment in order to allow Intl Tech to test urine for drugs and medication monitoring. Operations at Intl Tech began in the first quarter of 2014.

EPIC Reference Labs, Inc. ("EPIC"): MDI formed EPIC as a wholly-owned subsidiary on January 29, 2013 to provide reference, confirmation and clinical testing services. The Company acquired necessary equipment and licenses in order to allow EPIC to test urine for drugs and medication monitoring. Operations at EPIC began in January 2014.

Support Services

The Company has three subsidiaries that primarily provide support services to its clinical laboratories and corporate operations. An additional subsidiary, Clinlab, Inc., was just acquired by the Company on March 18, 2014. Clinlab develops and markets laboratory information management systems.

Medical Billing Choices, Inc. ("MBC"): MBC was acquired by the Company on August 22, 2011. MBC is our in-house billing company which compiles and sends invoices to our customers (primarily insurance companies, Medicaid, Medicare, and PPOs) for reimbursement. MBC also provides such billing services for select outside third-party companies. For the years ended December 31, 2013 and 2012, 94% and 67% of MBC's revenues were to our clinical laboratory subsidiaries, respectively.

Medytox Medical Marketing & Sales, Inc. ("MMM&S"): MMM&S was formed on March 9, 2013 as a wholly-owned subsidiary to provide marketing, sales, and customer service exclusively for our clinical laboratories.

Medytox Information Technologies, Inc. ("MIT"): MIT is a wholly-owned subsidiary that provides information technology and management services and solutions to our subsidiaries and outside medical service providers.

Marketing Strategy

Medytox is a holding company that owns and operates businesses in the medical services sector. Medytox has invested in a strong sales team, a client services team and proprietary technologies to better serve the needs of a modern-day medical provider.

The Company intends to grow from the acquisitions and formation of businesses into the expansion of these businesses to provide an extensive range of services to medical providers for improved patient care.

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

Competition

The Company competes in an industry that is fragmented between independently-owned and physician-owned laboratories. There are approximately 15,000 treatment facilities in the United States according to the National Survey of Substance Abuse Treatment Services. There are several larger players in the industry that operate as full-service clinical laboratories (processing blood, urine and other tissue). The competition ranges from smaller privately-owned laboratories (3-6 employees) to publicly-traded laboratories with an $8 billion market capitalization, such as Quest Diagnostics, Inc. traded on The New York Stock Exchange (DGX).

Employees

We currently employ 115 full-time employees, including 12 salespersons, 15 customer service representatives, 3 accounting staff, 16 billing and collections staff, 50 laboratory staff, 12 information technology personnel and 7 members of senior management.

Patents and Trademarks

None.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis and are required to disclose certain material events in a Current Report on Form 8-K. All reports of the Company filed with the SEC are available free of charge through the SEC's Web site at http://www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The Company, under its current business model, commenced operations in July 2011 and has changed significantly in the past two and one-half years which may make it difficult to evaluate our business and prospects based on prior performance. We have increased revenues, and our business model requires us to secure working capital for marketing expenses. If our model fails, then we will fail as a company. Unless we raise sufficient funds, we will not be able to succeed in our business model.

The voting control by our directors and executive officers will make it unlikely for other stockholders to effect change even if they are dissatisfied with management's performance.

The executive officers and directors of the Company, comprising a total of nine people, own approximately 71.6% of the Company's currently issued and outstanding shares of common stock. Such persons, as a practical matter, would be able to prevent other stockholders from participating in decisions, such as the election of directors, which affect our management and business direction.

Our corporate structure has certain anti-takeover aspects.

Under our Certificate of Incorporation, our Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the rights and preferences of the shares of any such series without stockholder approval. Any series of preferred stock is likely to be senior to the Common Stock with respect to dividends, liquidation rights and, possibly, voting rights. In addition, since effective control of the Company is held by senior management voting together, they can limit or prohibit others from attempting to take over control of the Company and could have the effect of discouraging unsolicited acquisition proposals and other attempts to buy our Company. Further, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficial to our stockholders.

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

We plan to use additional stock to pay, to a large extent, for future acquisitions, and believe that doing so will enable us to retain a greater percentage of our operating capital to pay for operations and marketing. Price and volume fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for acquisitions, or could cause us to offer stock as consideration for acquisitions on terms that are not favorable to us and our stockholders. If we did resort to issuing stock in lieu of cash for acquisitions under unfavorable circumstances, it would result in increased dilution to investors.

We are required to implement additional finance and accounting systems, procedures and controls in order to satisfy requirements under the securities laws, including the Sarbanes-Oxley Act of 2002, which increase our costs and divert management's time and attention.

We have established processes, controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, we periodically review the effectiveness of our internal controls and procedures with a continuous improvement philosophy. Compliance with public reporting and the Sarbanes-Oxley Act has increased our legal and financial compliance costs, making some activities more difficult, time consuming and costly and may also place strain on our personnel, systems and resources.

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

Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes or changing interpretations of, CLIA or state laboratory licensing laws to which we are subject.

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts. The Clinical Laboratory Improvement Amendments of 1988, or CLIA, are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified by the federal government or by a federally approved accreditation agency. CLIA does not preempt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Several states have similar laws and we may be subject to similar penalties.

We cannot assure you that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

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

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the OIG, have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program targeted to the clinical laboratory industry.  In addition, certain states require that health care providers, such as clinical laboratories, that engage in substantial business under the state Medicaid program have a compliance program that generally adheres to the standards set forth in the Model Compliance Program.  Also, under the Health Care Reform Law, the U.S. Department of Health and Human Services, or HHS, will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements.  This mandate has not yet been implemented with respect to clinical laboratories, and HHS has not yet provided a time frame for implementation. While we have adopted, or are in the process of adopting, healthcare compliance and ethics programs that generally incorporate the OIG's recommendations, and train our applicable employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment;
•	federal and state laboratory anti-mark-up laws;
•	federal and state anti-kickback laws;
•	federal and state false claims laws;
•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;
•	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;
•	federal and state laws governing laboratory licensing and testing, including CLIA;
•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests or "LDTs";
•	HIPAA, along with the revisions to HIPAA as a result of the HITECH Act, and analogous state laws;
•	federal, state and foreign regulation of privacy, security, electronic transactions and identity theft;

•	federal, state and local laws governing the handling, transportation and disposal of medical and hazardous waste;
•	Occupational Safety and Health Administration rules and regulations;
•	changes to laws, regulations and rules as a result of the Health Care Reform Law; and
•	changes to other federal, state and local laws, regulations and rules, including tax laws.

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

The Health Care Reform Law includes two separate reductions in the reimbursement rates for our clinical laboratory services under the clinical laboratory fee schedule.  First, it includes a "productivity adjustment". Second, it includes an additional 1.75 percent reduction, the first of a series of such annual reductions effective from 2011 to 2015, which would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services.  These reimbursement cuts could adversely affect our business.

The U.S. Congress has considered, at least yearly in conjunction with budgetary legislation, changes to the Medicare fee schedules under which we receive reimbursement. For example, currently there is no copayment or coinsurance required for clinical laboratory services. However, Congress has periodically considered imposing a 20 percent coinsurance on laboratory services. If enacted, this would require us to attempt to collect this amount from patients, although in many cases the costs of collection would exceed the amount actually received.

The Center for Medicare and Medicaid Services ("CMS") pays laboratories on the basis of a fee schedule that is reviewed and re-calculated on an annual basis.  CMS may change the fee schedule upward or downward on billing codes that we submit for reimbursement on a regular basis; our revenue and business may be adversely affected if the reimbursement rates associated with such codes are reduced. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. Recently, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.

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

Our operations are always subject to adverse impacts resulting from extreme weather conditions, natural disasters, health pandemics, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek clinical testing services or in our employees' ability to perform their job duties. In addition, such events may temporarily interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services. The occurrence of any such event and/or a disruption of our operations as a result may adversely affect our results of operations.

Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.

We operate in a business that is characterized by intense competition. Our major competitors include large national laboratories that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. We cannot assure you that we will be able to compete successfully with such entities in the future.

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

The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, and infectious and hazardous waste materials, as well as regulations relating to the safety and health of laboratory employees. All of the Company's laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens, and they utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that the Company include in its safety programs the evaluation and use of emergency controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

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

The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require the Company to provide certain types of information, including demographic information not usually provided to the Company by physicians. As a result of inconsistent application of transaction standards by payers or the Company's inability to obtain certain billing information not usually provided to the Company by physicians, the Company could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. In addition, new requirements for additional standard transactions, such as claims attachments and the ICD-10-CM Code Set, could prove technically difficult, time-consuming or expensive to implement.

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

Failure of the Company, third party payers or physicians to comply with the ICD-10-CM Code Set by the compliance date of October 1, 2014, could negatively impact the Company's reimbursement, profitability and cash flow.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company implemented Version 5010 of the HIPAA Transaction Standards, and is within the testing and implementation phase of the rule to adopt the ICD-10-CM code set. The compliance date for ICD-10-CM is October 1, 2014. The Company will continue its assessment and remediation of computer systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payers. The diagnosis codes must be obtained from the ordering physician. The failure of the Company, third party payers or physicians to transition within the required timeframe could have an adverse impact on reimbursement, day's sales outstanding and cash collections.

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

The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

•	the circumstances under which the use and disclosure of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company's services, and its healthcare operations activities;

•	a patient's rights to access, amend and receive an accounting of certain disclosures of protected health information;
•	the content of notices of privacy practices for protected health information as well as a new right of access to laboratory test reports under the HIPAA Privacy Rule which preempts a number of state laws that prohibit a laboratory from releasing a test report directly to the individual, for which compliance will be required by October 4, 2014;
•	administrative, technical and physical safeguards required of entities that use or receive protected health information; and
•	the protection of computing systems maintaining Electronic Personal Health Information ("ePHI").

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

Part of the Company's strategy involves deploying capital in investments that enhance the Company's business, which includes pursuing strategic acquisitions to strengthen the Company's capabilities and increase its presence in key geographic areas. In the past two years, the Company has acquired an interest in clinical laboratories in Florida, New Jersey and New Mexico. However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company's operating results. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:

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

The Company may become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries from governmental agencies and bodies and Medicare or Medicaid carriers requesting comment and/or information on allegations of billing irregularities or billing and pricing arrangements that are brought to their attention through billing audits or third parties. Legal actions could result in substantial monetary damages as well as damage to the Company's reputation with customers, which could have a material adverse effect upon its business.

An inability to attract and retain experienced and qualified personnel could adversely affect the Company's business.

The loss of key management personnel or the inability to attract and retain experienced and qualified employees at the Company's clinical laboratories could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2013, we had total debt outstanding of approximately $3.7 million, almost all of which is short term.

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

We do not have an Audit Committee.

As a consequence of not being listed on an exchange, we do not have an audit committee. Our Board of Directors interfaces with our independent auditor.

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

The Company has outstanding options and warrants to purchase an aggregate of 23,416,400 shares of Common Stock, of which 23,316,400 are currently exercisable. Exercise of the options and warrants could result in substantial dilution of our Common Stock and a decline in its market price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. The table below summarizes certain information as to our principal facilities as of March 1, 2014:

Location	Purpose	Type of Occupancy
West Palm Beach, Florida	Corporate Headquarters	Leased through February 28, 2016
Charlotte, North Carolina	Billing Company	Leased through March 31, 2016
Lake Worth, Florida	Laboratory	Leased through December 31, 2014
Miami, Florida	Laboratory	Leased through January 31, 2017
Riviera Beach, Florida	Laboratory	Leased through April 30, 2018
Las Cruces, New Mexico	Laboratory	Leased through April 30, 2019
Waldwick, New Jersey	Laboratory	Leased through November 30, 2015

We believe that each of our facilities as presently equipped has the production capacity for its currently foreseeable level of operations.

Item. 3. Legal Proceedings

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

The Company announced, on July 2, 2013, a jury awarded Medytox Institute of Laboratory Medicine, Inc., its wholly-owned subsidiary ("MILM"), $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. and its shareholders and awarded Seamus Lagan $750,000 individually against Christopher Hawley for defamatory postings on the InvestorsHub website. The jury rejected every claim made against the MILM parties. Trident's appeal has been dismissed and the appeals of the shareholders are pending.

The Company has filed an action against Reginald Samuels and Ralph Perricelli seeking, among other things, a declaration that the convertible debentures in the aggregate amount of $500,000 that the Company issued to Mr. Samuels and Mr. Perricelli as part of the consideration for the purchase of their interests in International Technologies, LLC are null and void. Mr. Samuels and Mr. Perricelli have been served and the litigation is ongoing.

On October 21, 2013, Mr. Samuels filed a complaint in the Superior Court of New Jersey (Bergen County) against the Company and Medytox Diagnostics, Inc. alleging breach of contract under his employment agreement and the agreement under which International Technologies, LLC was acquired; unjust enrichment, fraud; intentional and negligent misrepresentation; and breach of an implied duty of good faith and fair dealing and seeking an accounting. Mr. Perricelli filed a similar action. The Company believes all these claims are without merit.

The Company removed both cases from the Superior Court of New Jersey to the federal court in the District of New Jersey. The Company also filed to transfer both cases to the Southern District of Florida pursuant to the forum selection clause in the purchase agreement. The action filed by Mr. Perricelli has since been transferred to the Southern District of Florida. The motion to transfer the action filed by Mr. Samuels remains pending.

Item. 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

The authorized capital stock of the Company consists of 500 million shares of Common Stock, par value $.0001 per share, of which 29,996,386 shares were issued and outstanding as of December 31, 2013, and 100 million shares of Preferred Stock, par value $.0001 per share, of which 5,000 shares of Series B Non-Convertible Preferred Stock were issued and outstanding as of December 31, 2013. There is no established public trading market for our Common Stock or Preferred Stock. The Company issued 200,000 shares of Series D Convertible Preferred Stock, par value $.0001 per share, on March 18, 2014.

The following description of the rights and preferences of the Company's capital stock is merely a summary. Each prospective investor should refer to the Company's Articles of Incorporation for a complete description of the Company's capital stock as well as to our Bylaws and the applicable statutes of the State of Nevada for a more complete description concerning the rights and liabilities of stockholders.

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

The Company's transfer agent is Holladay Stock Transfer in Scottsdale, Arizona.

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

The Company has two series of Preferred Stock issued and outstanding:

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

The Series B Preferred Stock pays a monthly dividend of (i) 10% of the amount of gross sales in excess of $1 million collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business during the month immediately preceding the month on which such dividend becomes payable, which amount shall not exceed $150,000 and (ii) 15% of the amount of gross sales in excess of $2.5 million collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business during the month immediately preceding the month on which such dividend becomes payable. Each holder of Series B Preferred Stock receives a pro-rata portion of such dividend based on the number of shares of Series B Preferred Stock held by such holder and the total number of shares of Series B Preferred Stock outstanding at the time the dividend is declared.

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

The Series B Preferred Stock has no voting rights associated with it.

In the event the Company is the subject of an Acquisition or Asset Transfer, each holder of Series B Preferred Stock shall receive an amount of the proceeds of such Acquisition or Asset Transfer as if such Acquisition or Asset Transfer was a Liquidation Event. As used herein, "Acquisition" shall mean (i) any consolidation or merger of the Company with or into any other corporation or other entity or person, or any other reorganization other than any such consolidation, merger or reorganization in which the equity holders of the Company immediately prior to such consolidation, merger or reorganization continue to hold at least a majority of the voting power of the surviving entity in substantially the same proportion immediately after such consolidation, merger or reorganization, or (ii) any transaction or series of related transactions to which the Company is a party in which a majority of the Company's voting power is transferred (other than to the Company), provided, that an Acquisition shall not include any transaction or series of related transactions principally for bona fide equity financing purpose in which cash is received by the Company or any successor or any indebtedness of the Company is cancelled or converted into a combination thereof. As used herein, "Asset Transfer" shall mean a sale, lease, exclusive license or other disposition of all or substantially all of the assets of the Company.

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

Series D Preferred Stock. The Company has authorized up to 200,000 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock"). With respect to dividends and liquidation rights, the Series D Preferred Stock ranks (i) on a parity with the Common Stock; (ii) senior to any class or series of preferred stock of the Company created in the future not specifically ranking by its terms senior to or on a parity with the Series D Preferred Stock; (iii) junior to any other class or series of preferred stock created in the future specifically ranking by its terms senior to the Series D Preferred Stock; and (iv) on a parity with the Series B Preferred Stock and any other class or series of preferred stock created in the future specifically ranking by its terms on a parity with the Series D Preferred Stock.

Each holder of Series D Preferred Stock is entitled to receive dividends at the same time any dividends are declared and set apart on any shares of Common Stock, in an amount equal to the amount such holder would have received if the Series D Preferred Stock were converted to Common Stock. Each share of the Series D Preferred Stock votes with the Common Stock on all matters submitted to the holders of Common Stock and has one vote per share.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each holder of Series D Preferred Stock shall be entitled to receive out of the assets of the Company available for distribution to the stockholders (participating with the holders of Common Stock), the amount which such holder would have received if such holder's shares of Series D Preferred Stock had been converted to shares of Common Stock immediately prior to the time of such distribution.

Each holder of shares of Series D Preferred Stock may convert some (in minimum amounts of at least 50,000 shares) or all of its shares of Series D Preferred Stock into the number of shares of Common Stock equal to (i) the quotient of (I) 5 divided by (II) the product of .80 multiplied by the market price of the Common Stock, multiplied by (ii) the number of shares of Series D Preferred Stock being converted. After the earlier of the date the trading volume of the Common Stock exceeds an aggregate of 3,000,000 shares in any 30 day period or the date the Company sells shares of Common Stock in a firm commitment underwritten public offering with aggregate gross proceeds of at least $30,000,000, each share of Series D Preferred Stock shall be convertible into the number of shares of Common Stock equal to the quotient of (I) 5 divided by (ii) the market price of the Common Stock. All shares of Series D Preferred Stock outstanding on the second anniversary of the original issuance date shall be automatically converted into shares of Common Stock.

The shares of Series D Preferred Stock are not transferable without the prior written consent of the Company.

Dividend Distributions

Holders of the Company's Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future to common stockholders. The Company does pay a monthly dividend to the holders of the Series B Preferred Stock pursuant to the terms of the Series B Preferred Stock. The holders of the Series B Preferred Stock received an aggregate of $2,601,298 in dividends during the year ended December 31, 2013.

The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid on the Company's Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 25, 2013, the Company's board of directors approved and adopted the Medytox Solutions, Inc. 2013 Incentive Compensation Plan (the "Plan"). The Plan was approved by the holders of a majority of the Company's voting stock on November 22, 2013. The Plan provides for the grant of shares of common stock, options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. As of December 31, 2013, no awards had been granted under the Plan. As of the date of this report, options to purchase 1,035,000 shares of common stock and 210,000 restricted shares of common stock have been granted to the Company's employees and consultants under the Plan.

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	0	na	5,000,000 (1)

Equity compensation plans not approved by stockholders	23,170,000	$5.33	na

Total	23,170,000	$5.33	5,000,000 (1)

na - not applicable.

(1) Reflects shares reserved for issuance pursuant to awards which may be granted pursuant to the 2013 Incentive Compensation Plan.

Holders

As of March 26, 2014, there were 74 record holders of the Company's Common Stock, five record holders of the Series B Preferred Stock and two record holders of the Series D Preferred Stock.

Recent Sales of Unregistered Securities

In October 2013, the Company issued 68,000 shares of its common stock to two investors for $170,000 cash ($2.50 per share). The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 31, 2013, pursuant to the terms of the certificate of designation, the Company issued 203,233 shares of its common stock in the mandatory conversion of the 1,000,000 shares of its Series C Preferred Stock. The shares were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On March 18, 2014, the Company issued 200,000 shares of Series D Preferred Stock to the two former, stockholders of Clinlab, Inc. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the year ended December 31, 2013, 40,000 shares of the Company's restricted common stock were repurchased from a lender for a total of $100,000. The shares were retired and cancelled upon purchase.

Item 6. Selected Financial Data.

As the Company is a "smaller reporting company," this item is inapplicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Unless stated otherwise, the words "we," "us," "our," "the Company," "Medytox Solutions" or "Medytox Solutions, Inc." means Medytox Solutions, Inc.

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

Revenues

Revenues for the year ended December 31, 2013 were $52,523,660 compared to $21,076,357 for the year ended December 31, 2012 resulting in an increase of $31,447,303 or 149%. Revenues for both years were entirely derived from laboratory and billing services. The increase in revenues is a direct result of increased marketing efforts for the Company's two operating labs, PB Laboratories, LLC and Biohealth Medical Laboratory, Inc., and a full year of results for Biohealth Medical Laboratory in 2013.

Operating and Other Expenses

Operating expenses for the year ended December 31, 2013 were $38,023,670 compared to $17,545,404 for the year ended December 31, 2012. The increase in expenses during 2013 was attributable to the start-up and operational costs at Biohealth Medical Laboratory, Inc., Alethea Laboratories, Inc., International Technologies, LLC, and EPIC Reference Labs, Inc., including marketing services, billing services, the direct costs of the testing laboratory and personnel wages. In 2012, our only operational lab was PB Labs. The operating expenses incurred during the year ended December 31, 2013 consisted of: (i) direct costs of the testing laboratories of $9,570,950 (2012: $2,913,169); (ii) general and administrative of $14,456,668 (2012: $6,437,778); (iii) sales and marketing expenses of $2,953,292 (2012: $1,106,864); (iv) bad debt expense of $10,634,789 (2012: $7,021,945); and (v) depreciation and amortization of $407,971 (2012: $65,648). Operating expenses increased due to an increase of $6,657,781 in direct costs of the testing laboratories, $8,018,890 in general and administrative, $1,846,428 in sales and marketing expenses, $3,612,844 in bad debt expense, and $342,323 in depreciation and amortization. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and consulting costs. The remaining increases are directly attributable to the increase in revenues and the acquisitions of PB Labs and Biohealth during 2012 and Alethea and International Tech during 2013 and the start-up expenses of EPIC Reference Labs incurred in 2013.

Our income from operations for the year ended December 31, 2013 was $14,499,990 as compared to $3,530,953 for the year ended December 31, 2012.

Other expenses incurred during the year ended December 31, 2013 included: interest expense of $474,649 (2012: $653,588); loss on legal settlement of $169,800 (2012: $-0-); loss on settlement of assets of $27,413 (2012: gain of $2,546); offset by a gain on settlement of debt of $-0- (2012: $348,315); and other income of $389 (2012: $129).

Net income attributable to Medytox Solutions' common stockholders for the year ended December 31, 2013 was $5,658,619 compared to $2,299,037 for the year ended December 31, 2012.

Disputed Segment

The dispute with Trident Laboratories, Inc. occurred in 2012. The assets and liabilities of Trident are excluded from the individual consolidated balance sheet line items and are presented separately as assets and liabilities from disputed activity and operating activity for 2012 and 2013 is excluded from the consolidated statement of operations. In addition, the Company has reserved $397,918 of net income from the disputed activity for the period from August 22, 2011 (date of acquisition).  The net assets and liabilities attributable to the disputed activity are as follows at December 31, 2013:

Assets attributable to disputed activity	$1,367,796

Liabilities attributable to disputed activity	$1,104,063

Liquidity and Capital Resources

Overview

The Company historically has utilized various credit facilities to fund working capital needs, acquisitions and capital expenditures. Future cash needs for working capital, acquisitions and capital expenditures may require management to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

For the year ended December 31, 2013, we funded our operations primarily through cash provided by operations and borrowings from third parties, while for the year ended December 31, 2012 we funded our operations through borrowings from both third and related parties. Our principal use of funds during the year ended December 31, 2013 has been for payments on borrowings, acquisitions and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2013 compared to the year ended December 31, 2012

As of December 31, 2013, we had cash of $4,141,416 and working capital of $2,389,098.  The Company generated cash flow from operations of $8,462,481 for the year ended December 31, 2013 compared to cash provided by operations of $2,004,047 for the year ended December 31, 2012. The cash flow from operating activities for the year ended December 31, 2013 was primarily attributable to the Company's net income from operations of $8,259,917, increased by depreciation and amortization of $407,971, stock issued for services of $62,500, stock-based compensation of $537,500, increase in allowance for bad debts of $2,324,045, accretion of loan costs as interest of $181,141, accretion of beneficial conversion feature as interest of $52,280, and the loss on disposal of assets of $27,413, offset by the net changes in operating assets and liabilities of $3,390,286.  Cash provided by operations for the year ended December 31, 2012 was primarily attributable to the Company's net income from operations of $2,349,037, increased by depreciation and amortization of $65,648, stock issued for services of $225, stock-based compensation of $235,001, increase in allowance for bad debts of $7,021,945, accretion of loan costs as interest of $244,758, disputed net income of $397,918 and net liabilities attributable to disputed subsidiary of $645,367, offset by gain on conversion of debt of $348,315 and net changes in operating assets and liabilities of $8,604,991.

Cash used in investing activities for the year ended December 31, 2013 included $1,097,766 for the purchase of property and equipment and cash paid for acquisitions of $735,052, offset by cash received for the sale of property and equipment of $750 and cash received in acquisitions of $3,735. Cash used in investing activities for the year ended December 31, 2012 was attributable to the purchase of property and equipment of $491,545 and cash paid for acquisitions of $101,000, offset by cash received for the sale of property and equipment of $25,373 and cash received in acquisitions of $21,203.

Cash used in financing activities for the year ended December 31, 2013 included $12,500 for deferred issuance costs, $103,949 for deferred loan costs, dividends on Series B Preferred Stock of $2,601,298, payments on notes payable of $2,700,193, payments on capital lease obligations of $139,577, payments on related party loans of $195,000 and common stock repurchased from a lender of $100,000, offset by proceeds received from the sale of common stock of $286,000 and proceeds received from the issuance of notes payable of $1,300,000. Cash provided by financing activities for the year ended December 31, 2012 included proceeds from the issuance of notes payable of $1,755,200 and borrowings from related parties of $413,093, offset by deferred loan costs of $121,950, dividends on Series B Preferred Stock of $50,000, payments made on repurchase agreements of $385,200, payments made on notes payable of $971,536, payments on related party loans of $321,003, and common stock repurchased from a lender of $100,000.

On May 14, 2012, the Company borrowed $550,000 from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012 (the "Credit Agreement"), among Medytox, MMM&S, MDI, PB Labs and the Lender.  The funds were used for general corporate purposes.  Under the Credit Agreement, Medytox may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially was $550,000.

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

On December 4, 2012, the Company borrowed an additional $650,000 in a third round of funding.  These additional funds were used for general corporate purposes.  In this third round of funding, certain additional changes were made to the terms of the Credit Agreement:

•	the revolving loan commitment was increased from $1,100,000 to $1,725,000 and was subject to further increase, up to a maximum of $15,000,000, in the Lender's sole discretion;
•	the maturity date of the loan was extended to September 3, 2013 from the previous maturity date of February 8, 2013 (subject to the Lender's continuing ability to call the loan upon 60 days written notice); and
•	a covenant was added to require that any subsidiary that is formed, acquired or otherwise becomes a subsidiary must guarantee the loan and pledge substantially all of its assets as security for the loan.

On March 4, 2013, Medytox borrowed an additional $800,000 from the Lender pursuant to the terms of Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013 ("Amendment No. 3"). These additional funds were used in accordance with management's discretion. In connection with Amendment No. 3, Advantage Reference Labs, Inc., a newly-formed wholly-owned subsidiary of Medytox, now known as EPIC Reference Labs, Inc., entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

On July 15, 2013, the Company borrowed an additional $500,000 from the Lender pursuant to the terms of Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of September 30, 2013 ("Amendment No. 4"). In connection with Amendment No. 4, Alethea Laboratories, Inc. and International Technologies, LLC, wholly-owned subsidiaries of the Company, each entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty. The maturity date of the loan was extended to January 15, 2014 from the previous maturity date of September 3, 2013 (subject to the Lender's continuing ability to call the loan upon 60 days written notice). On August 12, 2013, the Company made a payment of $550,000 on the note. The maturity date of the loan has been further extended to September 15, 2014.

Critical Accounting Policies and Estimates

Our principal accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of this report. The preparation of the financial statements in accordance with accounting principles generally accepted in the Unites States ("U.S. GAAP") requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Significant accounting policies, including areas of critical management judgments and estimates, include the following:

Revenue Recognition

Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis and urine analysis. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts.

Net service revenues are determined utilizing gross service revenues net of contractual allowances. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by Medytox are to patients covered under a third party payor contract. In certain cases, the individual has no insurance or does not provide insurance information. We estimate that 0% of self-pay billings will be collectible. The Company currently does not have any capitated agreements. In the remainder of the cases, Medytox is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like Medytox. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends.

We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payor groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. Bad debt expense represents our estimate of net revenues that will ultimately be uncollectable and is based upon our analysis of historical payment rates by specific payor groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment. These two calculations are routinely analyzed by Medytox on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed.

Contractual Allowances and Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

Impairment or Disposal of Long-Lived Assets

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

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 "Compensation – Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

On September 25, 2013, the Company's board of directors approved and adopted the Medytox Solutions, Inc. 2013 Incentive Compensation Plan (the "Plan"). The Plan was approved by the holders of a majority of the voting stock of the Company on November 22, 2013. The Plan provides for the grant of shares of common stock, options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. As of December 31, 2013, no awards had been granted under the Plan. As of the date of this report, options to purchase 1,035,000 shares of common stock and 210,000 restricted shares of Common Stock have been granted to the Company's employees and consultants under the Plan.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the options, warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Medytox Solutions, Inc.

We have audited the accompanying balance sheets of Medytox Solutions, Inc. as of December 31, 2013 and 2012, and the related statements of operations, cash flows, and stockholders’ equity (deficit) for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medytox Solutions, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 26, 2014

PCAOB Registered
AICPA Member

MEDYTOX SOLUTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$4,141,416	$1,773,785
Accounts receivable, net	10,986,368	3,269,180
Deferred loan costs	–	77,192
Prepaid expenses and other current assets	194,137	109,697
Deferred tax assets	1,748,600	1,980,600
Assets attributable to disputed activity	1,367,796	1,367,796
Total current assets	18,438,317	8,578,250

Property and equipment, net	2,156,381	598,741
Other assets:
Intangible assets	3,190,613	550,000
Goodwill	1,425,999	1,050,912
Deposits	96,747	70,368
Total assets	$25,308,057	$10,848,271

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,755,965	$1,168,443
Accrued expenses	2,855,884	1,026,922
Loans and notes payable, related parties	–	242,100
Income tax liabilities	6,052,740	1,883,900
Disputed net income - Trident	397,918	397,918
Current portion of notes payable	3,689,554	3,154,389
Current portion of capital lease obligations	193,095	–
Liabilities attributable to disputed activity	1,104,063	1,104,063
Total current liabilities	16,049,219	8,977,735
Other liabilities:
Notes payable, net of current portion	42,107	–
Capital lease obligations, net of current portion	405,718	–
Deferred tax liabilities	41,800	36,100
Total liabilities	16,538,844	9,013,835
Commitments and contingencies
Stockholders' equity:
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock, $0.0001 par value, 5,000 shares authorized, 5,000 and 5,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	1	1
Series C preferred stock, $0.0001 par value, 1,000,000 shares authorized, nil and 1,000,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	–	100
Common stock, $0.0001 par value, 500,000,000 shares authorized, 29,996,386 and 29,533,753 shares issued and outstanding at December 31, 2013 and 2012, respectively	3,000	2,953
Additional paid-in-capital	1,905,223	616,512
Deferred issuance costs	(12,500)	–
Retained earnings	6,752,485	1,093,866
Total Medytox Solutions stockholders' equity	8,648,209	1,713,432
Noncontrolling interest	121,004	121,004
Total stockholders' equity	8,769,213	1,834,436
Total liabilities and stockholders' equity	$25,308,057	$10,848,271

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Operations

	For the Year ended December 31,
	2013	2012
Revenues	$52,523,660	$21,076,357

Operating expenses:
Direct costs of revenue	9,570,950	2,913,169
General and administrative	13,479,879	6,112,016
Legal fees related to disputed subsidiary	976,789	325,762
Sales and marketing expenses	2,953,292	1,106,864
Bad debt expense	10,634,789	7,021,945
Depreciation and amortization	407,971	65,648
Total operating expenses	38,023,670	17,545,404

Income from operations	14,499,990	3,530,953

Other income (expense):
Other income	389	129
Gain on settlement of debt	–	348,315
Gain (loss) on settlement of assets	(27,413)	2,546
Loss on legal settlement	(169,800)	–
Interest expense	(474,649)	(653,588)
Total other income (expense)	(671,473)	(302,598)
Income before income taxes	13,828,517	3,228,355
Provision for income taxes	5,568,600	481,400
Net income from continuing operations	8,259,917	2,746,955
Net income (loss) from disputed activity	–	(397,918)
Net income attributable to Medytox Solutions	8,259,917	2,349,037
Preferred stock dividends	2,601,298	50,000
Net income attributable to Medytox Solutions common shareholders	$5,658,619	$2,299,037

Net income per common share - Basic and diluted	$0.19	$0.07

Weighted average number of common shares outstanding during the period - Basic and diluted	29,654,703	30,795,073

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	For the Year ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$8,259,917	$2,349,037
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	407,971	65,648
Stock issued for services	62,500	225
Stock-based compensation	452,500	235,001
Stock-based consulting fees	85,000	–
Increase in allowance for bad debts	2,324,045	7,021,945
Accretion of loan costs as interest	181,141	244,758
Accretion of beneficial conversion feature as interest	52,280	–
(Gain) loss on disposal of equipment	27,413	(2,546)
Gain on settlement of debt	–	(348,315)
Disputed net income	–	397,918
Assets attributable to disputed activity	–	753,830
Liabilities attributable to disputed activity	–	(108,463)
Changes in operating assets and liabilities:
Accounts receivable	(10,041,233)	(10,107,742)
Prepaid expenses and other current assets	(84,440)	(108,697)
Deferred tax assets	232,000	(1,256,700)
Security deposits	(26,379)	(67,225)
Accounts payable	527,571	726,831
Accrued expenses	1,827,655	840,242
Income tax liabilities	4,168,840	1,332,200
Deferred tax liabilities	5,700	36,100
Net cash provided by operating activities	8,462,481	2,004,047
Cash flows used in investing activities:
Purchase of property and equipment	(1,097,766)	(491,545)
Cash received in sale of property and equipment	750	25,373
Cash paid for acquistions	(735,052)	(101,000)
Cash received in acquisitions	3,735	21,203
Net cash used in investing activities	(1,828,333)	(545,969)
Cash flows provided by (used in) financing activities:
Proceeds from the sale of common stock	286,000	–
Deferred issuance costs	(12,500)	–
Deferred loan costs	(103,949)	(121,950)
Dividends on Series B preferred stock	(2,601,298)	(50,000)
Payments made on repurchase agreements	–	(385,200)
Proceeds from issuance of notes payable	1,300,000	1,755,200
Payments on notes payable	(2,700,193)	(971,536)
Payments on capital lease obligations	(139,577)	–
Proceeds from issuance of related party loans	–	413,093
Payments on related party loans	(195,000)	(321,003)
Common stock repurchased from lender	(100,000)	(100,000)
Net cash provided by (used in) financing activities	(4,266,517)	218,604
Net increase in cash	2,367,631	1,676,682
Cash at beginning of year	1,773,785	97,103
Cash at end of year	$4,141,416	$1,773,785

See accompanying notes to consolidated financial statements.

Continued

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Continued)

	For the Year ended December 31,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$342,672	$336,039
Cash paid for taxes	$1,162,060	$–

Non-cash investing and financing activities:
Net liabilities (assets) acquired in acquisitions, net of cash	$1,565,613	$(437,329)
Intangible assets	$(2,640,613)	$(248,800)
Notes payable issued	$1,075,000	$565,125
Noncontrolling interest	$–	$121,004

Property and equipment acquired with issuance of notes payable	$(56,603)	$(101,032)
Notes payable issued	$56,603	$101,032

Capital lease assets acquired	$(322,441)	$–
Capital lease obligations	$322,441	$–

Conversion of Series C preferred stock to common stock:
Common stock	$21	$–
Series C preferred stock	$(100)	$–
Additional paid in capital	$79	$–

Conversion of note payable to common stock:
Notes payable	$–	$(50,317)
Common stock	$–	$2
Additional paid in capital	$–	$50,315

Related party loans forgiven:
Loans and notes payable, related parties	$(47,100)	$–
Additional paid in capital	$47,100	$–

Beneficial conversion feature of convertible notes payable:
Notes payable	$(55,558)	$–
Additional paid in capital	$55,558	$–

Adjustment to purchase price for Biohealth Medical Laboratory, Inc.:
Goodwill	$24,913	$–
Notes payable issued	$(24,677)	$–
Accrued expenses	$(236)	$–

Adjustment to purchase price for Medical Billing Choices, Inc.:
Goodwill	$(400,000)	$–
Common stock	$16	$–
Additional paid in capital	$399,984	$–

Exchange of repurchase agreements and common stock to Series C preferred stock:
Common stock cancelled	$–	$(1,658)
Series C preferred stock	$–	$100
Additional paid in capital	$–	$1,558
Repurchase agreements payable	$–	$(926,675)
Treasury stock	$–	$926,675

Treasury stock retired and cancelled
Common stock cancelled	$–	$(823)
Additional paid in capital	$–	$(406,877)
Treasury stock	$–	$407,700

Common stock issued as inducement for loan:
Deferred loan costs	$–	$(200,000)
Common stock	$–	$8
Additional paid in capital	$–	$199,992

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

For the years ended December 31, 2013 and 2012

														Total
													Accu-	stock-
	Preferred stock						Common stock		Additional		Deferred	Non-	mulated	holders'
	Non-designated		Series B		Series C				paid-in	Treasury	issuance	controlling	deficit /	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	costs	interests	earnings	(deficit)
Balance, December 31, 2011	–	–	–	–	–	–	30,764,800	3,076	515,761	(1,334,375)	–	703,202	(1,082,285)	(1,194,621)
Common stock issued as inducement for loan	–	–	–	–	–	–	80,000	8	199,992	–	–	–	–	200,000
Common stock repurchased from lender and cancelled	–	–	–	–	–	–	(40,000)	(4)	(99,996)	–	–	–	–	(100,000)
Common stock repurchased under repurchase agreements cancelled	–	–	–	–	–	–	(8,233,100)	(823)	(406,877)	407,700	–	–	–	–
Repurchase agreements exchanged for Series C preferred stock and common stock cancelled	–	–	–	–	1,000,000	100	(16,580,575)	(1,658)	1,558	926,675	–	–	–	926,675
Common stock issued in exchange for notes payable	–	–	–	–	–	–	20,128	2	50,315	–	–	–	–	50,317
Common stock issued for services	–	–	–	–	–	–	22,500	2	223	–	–	–	–	225
Common stock issued to executives as compensation	–	–	–	–	–	–	23,500,000	2,350	232,650	–	–	–	–	235,000
Series B preferred stock issued to executives as compensation	–	–	5,000	1	–	–	–	–	–	–	–	–	–	1
Acquisition of subsidiaries	–	–	–	–	–	–	–	–	–	–	–	121,004	–	121,004
Disputed activity	–	–	–	–	–	–	–	–	122,886	–	–	(703,202)	(122,886)	(703,202)
Dividends on Series B preferred stock	–	–	–	–	–	–	–	–	–	–	–	–	(50,000)	(50,000)
Net income for the year ended December 31, 2012	–	–	–	–	–	–	–	–	–	–	–	–	2,349,037	2,349,037
Balance, December 31, 2012	–	$–	5,000	$1	1,000,000	$100	29,533,753	$2,953	$616,512	$–	$–	$121,004	$1,093,866	$1,834,436

See accompanying notes to consolidated financial statements.

Continued

MEDYTOX SOLUTIONS, INC.

Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

For the years ended December 31, 2013 and 2012

														Total
													Accu-	stock-
	Preferred stock						Common stock		Additional		Deferred	Non-	mulated	holders'
	Non-designated		Series B		Series C				paid-in	Treasury	issuance	controlling	deficit /	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	costs	interests	earnings	(deficit)
Balance, December 31, 2012	–	$–	5,000	$1	1,000,000	$100	29,533,753	$2,953	$616,512	$–	$–	$121,004	$1,093,866	$1,834,436
Common stock issued for cash	–	–	–	–	–	–	114,400	11	285,989	–	–	–	–	286,000
Common stock issued for services	–	–	–	–	–	–	25,000	3	62,497	–	–	–	–	62,500
Common stock issued in acquisition of Medical Billing Choices, Inc.	–	–	–	–	–	–	160,000	16	399,984	–	–	–	–	400,000
Warrants issued for settlement of subsidiary obligations	–	–	–	–	–	–	–	–	85,000	–	–	–	–	85,000
Stock options issued	–	–	–	–	–	–	–	–	452,500	–	–	–	–	452,500
Common stock repurchased from lender and cancelled	–	–	–	–	–	–	(40,000)	(4)	(99,996)	–	–	–	–	(100,000)
Conversion of Series C preferred stock to common stock	–	–	–	–	(1,000,000)	(100)	203,233	21	79	–	–	–	–	–
Beneficial conversion feature	–	–	–	–	–	–	–	–	55,558	–	–	–	–	55,558
Capital contribution	–	–	–	–	–	–	–	–	47,100	–	–	–	–	47,100
Deferred issuance costs	–	–	–	–	–	–	–	–	–	–	(12,500)	–	–	(12,500)
Dividends on Series B preferred stock	–	–	–	–	–	–	–	–	–	–	–	–	(2,601,298)	(2,601,298)
Net income for the year ended December 31, 2013	–	–	–	–	–	–	–	–	–	–	–	–	8,259,917	8,259,917
Balance, December 31, 2013	–	$–	5,000	$1	–	$–	29,996,386	$3,000	$1,905,223	$–	$(12,500)	$121,004	$6,752,485	$8,769,213

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 1 – Organization, Nature of Business and Presentation

Organization

Medytox Solutions, Inc. (the “Company”), was incorporated in Nevada on July 20, 2005 as Casino Players, Inc. In the first half of 2011, Company management decided to reorganize the operations of the Company as a holding company to acquire and manage a number of companies in the medical services sector.

On June 22, 2011, the Company organized Medytox Medical Management Solutions Corp. ("MMMSC"), a Florida corporation, as a wholly-owned subsidiary.  MMMSC was a marketing company selling laboratory testing services to medical clinics, hospitals and physicians’ offices.   On October 15, 2013, MMMSC changed its name to Medytox Information Technology, Inc. (“MIT”). MIT provides information technology services and solutions to all subsidiaries and customers of the Company and operates from the corporate offices in West Palm Beach, Florida.

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

On February 6, 2012, the Company formed Medytox Diagnostics Inc. (“MDI”), a Florida corporation, as a wholly-owned subsidiary to acquire and build clinical laboratories. MDI operates from the corporate offices in West Palm Beach, Florida.

On February 16, 2012, MDI acquired majority interest in Collectaway LLC, now known as PB Laboratories, LLC ("PB Labs"), a Florida limited liability company.   On October 31, 2012, MDI acquired the remaining noncontrolling interest in PB Labs.  As of October 31, 2012, PB Labs is a wholly-owned subsidiary of MDI.

On March 9, 2012, the Company formed Medytox Medical Marketing & Sales, Inc. (“MMMS”), a Florida corporation, as a wholly-owned subsidiary that provides marketing for clinical laboratories that are owned by the Company.

On December 7, 2012, MDI acquired a majority interest in Biohealth Medical Laboratory, Inc. (“Biohealth”), a Florida corporation.

On January 1, 2013, MDI purchased 100% of the stock of Alethea Laboratories, Inc. ("Alethea").  Althea operates a licensed clinical lab in Las Cruces, New Mexico and is an enrolled Medicare provider.

On January 29, 2013, MDI formed Advantage Reference Labs, Inc. (“Advantage”), a Florida corporation, as a wholly-owned subsidiary that will provide reference, confirmation and clinical testing services. On October 14, 2013, Advantage changed its name to EPIC Reference Labs, Inc. (“EPIC”).

On April 4, 2013, MDI purchased 100% of the interests in International Technologies, LLC ("Tech").  In October 2013, Tech began doing business as NJ Reference Labs (“NJ Ref”). NJ Ref operates a licensed clinical lab in Waldwick, New Jersey and is an enrolled Medicare provider.

Nature of Operations

The Company operates in the medical services segment.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 1 – Organization, Nature of Business and Presentation (Continued)

Reclassifications

Certain items on the statement of operations for the year ended December 31, 2012 have been reclassified to conform to the current period presentation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Medytox Solutions, Inc. and its wholly-owned subsidiaries, Medytox Information Technology, Inc., Medytox Institute of Laboratory Medicine, Inc., Medical Billing Choices, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Medytox Medical Marketing & Sales, Inc., Alethea Laboratories, Inc., EPIC Reference Labs, Inc., and International Technologies, LLC, and its majority-owned subsidiary, Biohealth Medical Laboratory, Inc.  Due to the dispute with Trident and its selling shareholders (see Note – 4), the accounts of Trident Laboratories, Inc. have been excluded from consolidation.  In addition, a disputed net income reserve of $397,918 has been established as of December 31, 2012 representing all of Trident’s net income recognized by the Company since August 22, 2011, the date of acquisition.  All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, respectively, the Company had no cash equivalents.

Revenue Recognition

Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis and urine analysis. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts.

Net service revenues are determined utilizing gross service revenues net of contractual allowances. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by Medytox are to patients covered under a third party payor contract. In certain cases, the individual has no insurance or does not provide insurance information. We estimate that 0% of self-pay billings will be collectible. The Company currently does not have any capitated agreements. In the remainder of the cases, Medytox is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like Medytox. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends.

We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payor groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. Bad debt expense represents our estimate of net revenues that will ultimately be uncollectable and is based upon our analysis of historical payment rates by specific payor groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment. These two calculations are routinely analyzed by Medytox on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 2 – Summary of Significant Accounting Policies (Continued)

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectibility of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectibility of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

As of December 31, 2013 and 2012, management recorded allowances for uncollectible accounts in the amount of $3,621,814 and $1,297,769, respectively.  Bad debt expense was $10,634,789 and $7,021,945 for the years ended December 31, 2013 and 2012, respectively.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  The Company did not recognize any impairment losses for the years ended December 31, 2013 and 2012.

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

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2013 and 2012 the fair values of the Company’s financial instruments approximate their historical carrying amount.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 2 – Summary of Significant Accounting Policies (Continued)

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $21,550 and $111,691 for the years ended December 31, 2013 and 2012, respectively.  Advertising expenses are included in the Company’s operating expenses.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders' equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2013.

Basic and Diluted Income Per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of December 31, 2013, there were a total of 23,170,000 stock options outstanding to purchase shares of common stock, 346,400 warrants outstanding to purchase shares of common stock, a $100,000 convertible debenture convertible into 40,000 shares of the Company’s common stock, and $500,000 of convertible notes payable convertible into shares of the Company’s common stock at a 10% discount to the average market price for the thirty days prior to conversion.  However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of income per share.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 2 – Summary of Significant Accounting Policies (Continued)

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of December 31, 2013 and 2012.

Note 3 – Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04,”Liabilities (Topic 405)”, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013. We do not believe the adoption of ASU 2013-04 will have a material effect on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012. We do not believe the adoption of ASU 2013−02 will have a material impact on the measurement of net earnings or other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

Note 4 – Disputed Subsidiary

On July 2, 2013, a jury awarded our wholly-owned subsidiary, Medytox Institute of Laboratory Medicine, Inc. ("MILM"), $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. ("Trident"), and its shareholders and awarded Seamus Lagan $750,000 individually against Christopher Hawley for Mr. Hawley's defamatory postings on the internet.  The jury rejected every claim made against the MILM parties. Trident’s appeal has been dismissed and the appeals of the shareholders are pending.

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

Legal fees related to the lawsuit were $976,789 and $325,762 for the years ended December 31, 2013 and 2012, respectively.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 4 – Disputed Subsidiary (Continued)

The Company has not received any financial statements of Trident since August 31, 2012.  These consolidated financial statements were prepared without the missing activity.  Management believes that the missing activity is immaterial to the consolidated financial statements as a whole.  The Company established a disputed net income reserve of $397,918 as of December 31, 2012, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.  The assets and liabilities of Trident have been condensed and presented as assets, or liabilities, attributable to disputed activity in the December 31, 2013 and 2012 consolidated balance sheets.  A separate $389,135 of commissions payable on Trident sales is included in liabilities attributable to disputed activity as of December 31, 2013 and 2012.

Assets and liabilities of the disputed subsidiary as of December 31, 2013 and 2012 were as follows:

Total assets	$1,367,796

Total liabilities	$1,104,063

Note 5 – Long Lived Assets

Property and equipment at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012

Medical equipment	$655,125	$269,931

Equipment	111,265	37,140

Equipment under capital leases	980,948	–

Furniture	206,587	66,606

Leasehold improvements	243,983	47,197

Vehicles	177,534	70,828

Computer equipment	235,507	85,478

Software	285,175	196,711

	2,896,124	773,891

Less accumulated depreciation	(739,743)	(175,150)

Property and equipment, net	$2,156,381	$598,741

Depreciation of property and equipment was $407,971 and $65,648 for the years ended December 31, 2013 and 2012, respectively.

The Company’s management has performed a valuation of the identifiable intangible assets, including medical licenses, of Alethea Laboratories, Inc. and International Technologies, LLC (see Note – 13 Business Combinations). As a result, the Company has recorded medical licenses acquired from all acquisitions in the amount of $3,190,613 and $550,000 as intangible property as of December 31, 2013 and 2012, respectively. The medical licenses include licenses for Medicare and Medicaid, COLA Laboratory Accreditation, Clinical Laboratory Improvement Amendments (CLIA), and State of Florida (AHCA) Clinical Laboratory Licenses, and have indefinite lives. As such, there was no amortization of intangible assets for the years ended December 31, 2013 and 2012.

Management periodically reviews the valuation of long-lived assets for potential impairments.  Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 6 – Accrued Expenses

Accrued expenses at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012

Commissions payable	$277,731	$–

Dividends payable	360,726	–

Accrued payroll and related liabilities	114,471	283,490

Accrued bonuses	1,900,000	500,000

Accrued interest	46,842	146,943

Other accrued expenses	156,114	96,489

Accrued expenses	$2,855,884	$1,026,922

The accrual of bonuses was approved by the Company’s board of directors on February 6, 2014.

Note 7 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties.  At December 31, 2013 and 2012, notes payable consisted of the following:

	December 31,
	2013	2012
Convertible debenture for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest only payments are payable monthly. The note is convertible at $2.50 per share. The due date of the note was extended from October 31, 2013 to February 5, 2014 by the lender. This note is subordinated to the loan from TCA Global Credit Master Fund, L.P. ("TCA") and is secured by the assets of the Company, Medytox Information Technology Inc. ("MIT") and Trident.	$100,000	$500,000

Loan for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. Interest and principal were payable in 10 equal payments ending August 31, 2013. This note was subordinated to the loan from TCA and was secured by the assets of the Company, MIT and Trident.	–	150,000

Acquisition note to former shareholders of Medical Billing Choices, Inc. ("MBC") in the amount of $750,000, with interest at 6%, payable by August 22, 2013.	–	449,512

Loan from TCA. Principal of $2,475,000 and $1,725,000, respectively, payable by January 15, 2014. The note was extended from January 15, 2014 to September 15, 2014, and is secured by all assets of the Company and its subsidiaries (other than Trident and MBC). See "TCA Global" below.	2,475,000	1,725,000

Acquisition note to former member of PB Laboratories, LLC for 50.5% ownership, in the amount of $200,000 at 6% interest, with payments of $50,000 quarterly starting May 17, 2012.	–	50,000

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 7 – Notes Payable (Continued)

	December 31,
	2013	2012

Acquisition note to former member of PB Laboratories, LLC for 49.5% ownership, in the amount of $200,000 at 0% interest, with payments of $50,000 quarterly starting January 31, 2013.	–	150,000

Acquisition note to former shareholder of Biohealth Medical Laboratory, Inc. for 50.5% ownership, in the amount of $165,125 at 0% interest, with payments of $75,000 due quarterly starting February 7, 2013 and a final payment of $15,125 due on August 7, 2013. In May 2013, a final settlement was reached with the former shareholder and the remaining balance of $24,677 as of May 31, 2013 was discharged.	–	99,677

Short-term note from affiliate, non-interest bearing and is due on demand.	–	30,200

Acquisition note No.1 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	150,000	–

Acquisition note No. 2 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	150,000	–

Loan from former shareholders of Alethea Laboratories, Inc. in the amount of $344,650 at 4% interest, with principal payments of $24,618 due monthly starting March 15, 2013.	98,471	–

Commercial loan with a finance company, dated December 20, 2012, in the original amount of $18,249 and bearing interest at 12.59%. Principal and interest payments in the amount of $364 are payable for 72 months ending on January 3, 2019. This note is secured by a lien on a vehicle with a carrying value of $16,623 at December 31, 2013.	15,845	–

Commercial loan with a finance company, dated November 15, 2012, in the original amount of $18,008 and bearing interest at 15.07%. Principal and interest payments in the amount of $384 are payable for 72 months ending on November 30, 2018. This note is secured by a lien on a vehicle with a carrying value of $16,430 at December 31, 2013.	16,279	–

Commercial loan with a finance company, dated November 28, 2012, in the original amount of $20,345 and bearing interest at 8.99%. Principal and interest payments in the amount of $368 are payable for 72 months ending on January 12, 2019. This note is secured by a lien on a vehicle with a carrying value of $18,300 at December 31, 2013.	17,676	–

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 7 – Notes Payable (Continued)

	December 31,
	2013	2012

Acquisition convertible note No. 1 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest, due January 17, 2014. The note is convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $1,639 at December 31, 2013.	248,361	–

Acquisition convertible note No. 2 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest, due January 17, 2014. The note is convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $1,639 at December 31, 2013.	248,361	–

Loan from former member of International Technologies, LLC in the remaining amount of $416,667 at the date of acquisition, at 1% interest, with principal payments of $83,333 due quarterly starting June 7, 2013.	166,668	–

Loan from former member of International Technologies, LLC in the remaining amount of $112,500 at the date of acquisition, at 1% interest, with principal payments of $22,500 due quarterly starting June 7, 2013.	45,000	–

	3,731,661	3,154,389

Less current portion	(3,689,554)	(3,154,389)

Notes payable, net of current portion	$42,107	$–

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
December 31, 2013

Note 7 – Notes Payable (Continued)

TCA Global (Continued)

On December 4, 2012, the Company borrowed an additional $650,000 in a third round of funding.  These additional funds were used for general corporate purposes.  In this third round of funding, certain additional changes were made to the terms of the Credit Agreement:

•	the revolving loan commitment was increased from $1,100,000 to $1,725,000 and was subject to further increase, up to a maximum of $15,000,000, in the Lender's sole discretion;
•	the maturity date of the loan was extended to September 3, 2013 from the previous maturity date of February 8, 2013 (subject to the Lender's continuing ability to call the loan upon 60 days written notice); and
•	a covenant was added to require that any subsidiary that is formed, acquired or otherwise becomes a subsidiary must guarantee the loan and pledge substantially all of its assets as security for the loan.

On March 4, 2013, Medytox borrowed an additional $800,000 from the Lender pursuant to the terms of Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013 ("Amendment No. 3"). These additional funds were used in accordance with management's discretion. In connection with Amendment No. 3, Advantage Reference Labs, Inc., a newly-formed wholly-owned subsidiary of Medytox, now known as EPIC Reference Labs, Inc. ("EPIC"), entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

In connection with Amendment No. 3, Medytox executed an Amended and Restated Revolving Promissory Note, due September 4, 2013, in the amount of $2,525,000.

On July 15, 2013, Medytox borrowed an additional $500,000 from the Lender pursuant to the terms of Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013 ("Amendment No. 4"). These additional funds were used in accordance with management's discretion. In connection with Amendment No. 4, each of International Technologies, LLC ("International") and Alethea Laboratories, Inc. ("Alethea"), wholly-owned subsidiaries of Medytox, entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all of its assets to secure its guaranty. The maturity date of the loan was extended to January 15, 2014 from the previous maturity date of September 3, 2013 (subject to the Lender’s continuing ability to call the loan upon 60 days written notice).

In connection with Amendment No. 4, Medytox executed an Amended and Restated Revolving Promissory Note, due January 15, 2014, in the amount of $3,025,000. Except as amended through Amendment No. 4, the terms of the Credit Agreement remain in full force and effect. On August 12, 2013, the Company made a payment of $550,000 on the note. The note has been extended by the lender from January 15, 2014 to September 15, 2014.

Deferred Loan Costs

The Company has incurred certain loan costs as inducement for loans and has recorded them as deferred loan costs.  The loan costs are amortized as interest expense on a straight-line basis over the life of the loan. Deferred loan costs at December 30, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012

Deferred loan costs	$425,899	$321,950
Less accumulated accretion as interest	(425,899)	(244,758)

Deferred loan costs, net	$-0-	$77,192

Note 8 – Related Party Transactions

William Forhan, the Chief Executive Officer, and a director and shareholder of the Company, had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to Mr. Forhan was $57,100 at December 31, 2012. During the year ended December 31, 2013, $10,000 was paid and the remaining $47,100 was released by Mr. Forhan. The $47,100 is recorded as a capital contribution as additional paid in capital.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 8 – Related Party Transactions (Continued)

Alcimede LLC, of which a shareholder of the Company is the managing member, had advanced loans to the Company for the payment of certain operating expenses. The loans were non-interest bearing and were due on demand. The amount outstanding to Alcimede was $85,000 at December 31, 2012. During the year ended December 31, 2013, the $85,000 was paid along with a one-time interest charge of $18,417. Alcimede was paid $240,000 and $240,000 for consulting fees pursuant to a consulting agreement for the years ended December 31, 2013 and 2012, respectively. The Company reimbursed Alcimede $520,334 and $71,422 for certain operating expenses and asset purchases paid by Alcimede on the Company’s behalf in the years ended December 31, 2013 and 2012, respectively.

A selling shareholder of MBC had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to the selling shareholder was $100,000 at December 31, 2012 and was paid during the year ended December 31, 2013.

On September 10, 2012, the Company entered into an Asset Purchase Agreement with DASH Software, LLC (“DASH”) for the purchase of certain software utilized by the Company in its operations for $150,000. Sharon Hollis, a Vice President and shareholder of the Company, is the managing member of DASH. During the years ended December 31, 2013 and 2012, the Company paid $33,070 and $116,930 to DASH, respectively, pursuant to the Asset Purchase Agreement. As of December 31, 2013, the purchase is fully paid.

In connection with the Company's acquisition of MBC, Dr. Thomas Mendolia, the Chief Executive Officer of the Company's Laboratories and a shareholder, entered into an agreement with the selling shareholders of MBC to receive 20% of the purchase price of MBC as it was paid by the Company and 0.88% of the gross collections that MBC collected for the Company.  Pursuant to this agreement, Dr. Mendolia received $29,625 for the year ended December 31, 2011, $90,152 during the year ended December 31, 2012 and $103,583 during the six months ended June 30, 2013 for a total of $223,360. Pursuant to the completion of the acquisition of MBC on July 22, 2013, the Company and Dr. Mendolia agreed that the $223,360 would be paid back to MBC and payment was received in July 2013. The Company reimbursed Dr. Mendolia $252,841 and $48,786 for certain operating expenses and asset purchases paid by Dr. Mendolia on the Company’s behalf in the years ended December 31, 2013 and 2012, respectively.

At December 31, 2011, senior management had deferred compensation of $291,766.   During the year ended December 31, 2012, $15,000 was paid and the remaining $276,766 was released by senior management.  The $276,766 is included in gain on settlement of debt (see Note 11).

Note 9 – Capital Lease Obligations

The Company leases various assets under capital leases expiring in 2020 as follows:

	December 31,
	2013	2012

Medical equipment	$980,948	$–
Less accumulated depreciation	(364,726)	–

Net	$616,222	$–

Depreciation expense on assets under capital leases was $137,306 for the year ended December 31, 2013.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 9 – Capital Lease Obligations (Continued)

Aggregate future minimum rentals under capital leases are as follows:

December 31,
2014	$203,865
2015	208,612
2016	82,058
2017	35,575
2018	35,575
Thereafter	68,186

Total	633,871

Less interest:	35,058

Present value of minimum lease payments	598,813

Less current portion of capital lease obligations	193,095

Capital lease obligations, net of current portion	$405,718

Note 10 – Stockholders’ Equity

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

On October 7, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 1,000,000 shares of Series C Convertible Preferred Stock, at $0.0001 par value per share.  The Series C shares were convertible into shares of Common Stock by the quotient of 1 divided by the product of 0.80 multiplied by the market price of the Company’s Common Stock at the date of conversion.  The Series C shares also included voting rights of 25 votes for every share of Series C Preferred Stock and were entitled to dividends at the same time any dividend was paid or declared on any shares of the Company’s Common Stock.

Preferred Stock

During the year ended December 31, 2012, the Company issued 5,000 shares of Series B Preferred Stock to executives as compensation.  The shares were valued at par totaling $1 and charged to operations.

During the year ended December 31, 2012, the Series B Preferred shareholders agreed to limit their dividend for 2012 to a total of $50,000.  The dividend was paid on December 6, 2012.  If the dividend had not been limited, the Series B shareholders would have received $281,430. During the year ended December 31, 2013, the Series B preferred shareholders earned dividends totaling $2,601,298, of which $360,726 was due and payable at December 31, 2013.

During the year ended December 31, 2012, the Company issued 1,000,000 shares of Series C Preferred Stock in exchange for $926,675 of repurchase agreements and cancelled 16,580,575 shares of treasury stock. Under the terms of the certificate of designation, the 1,000,000 shares of Series C preferred shares were mandatorily converted into 203,233 shares of the Company’s common stock on December 31, 2013.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 10 – Stockholders’ Equity (Continued)

Common Stock

During the year ended December 31, 2011, the Company offered promissory notes in the total amount of $1,484,475 to a number of shareholders in exchange for retiring a total of 27,114,175 shares of common stock.  Some of these shares had been returned and were listed as treasury stock at December 31, 2011.  The promissory notes were recorded as other liabilities on the balance sheet. As the notes were paid off, the associated treasury stock was cancelled.

During the year ended December 31, 2011, the Company paid a total of $172,600 on the promissory notes and cancelled 2,300,500 shares of the treasury stock at a value of $150,100.

During the year ended December 31, 2012, the Company paid a total of $385,200 on the promissory notes and cancelled 8,233,100 shares of treasury stock at a value of $407,700.  Also during the year ended December 31, 2012, the Company exchanged the remaining $926,675 of the promissory notes for 1,000,000 shares of Series C preferred stock and cancelled 16,580,575 shares of the treasury stock at a value of $926,675.

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

During the year ended December 31, 2013, the Company issued Units consisting of a total of 46,400 shares of its restricted Common Stock and warrants to purchase an additional 46,400 shares of restricted Common Stock at an exercise price of $2.50 to nine investors for $116,000 cash ($2.50 per unit) in private placements.

During the year ended December 31, 2013, the Company issued 68,000 shares of its restricted Common Stock to two investors for $170,000 cash ($2.50 per share) in private placements.

During the year ended December 31, 2013, the Company repurchased the remaining 40,000 shares of its Common Stock from the Lender for $100,000 and cancelled the shares.

During the year ended December 31, 2013, the Company issued 25,000 shares of its restricted common stock to an employee in lieu of cash compensation. The shares were valued at $2.50 per share, based on the price of shares sold to investors, for a total of $62,500.

During the year ended December 31, 2013, the Company issued an aggregate of 160,000 shares of its restricted Common Stock to the former shareholders of its subsidiary, Medical Billing Choices, Inc. (“MBC”) in accordance with an amendment to the Agreement dated August 22, 2011, pursuant to which the Company had acquired MBC. See Note 13 – Business Combinations. The shares were valued at $2.50 per share, based on the price of shares sold to investors, for a total of $400,000.

During the year ended December 31, 2013, pursuant to the terms of the certificate of designation, the Company issued 203,233 shares of its restricted Common Stock in the mandatory conversion of the 1,000,000 shares of its Series C preferred stock.

2013 Equity Plan

On September 25, 2013, the Company’s board of directors approved and adopted the Medytox Solutions, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”). The 2013 Plan was approved by a majority of stockholders of the Company on November 22, 2013. The 2013 Plan provides for the grant of shares of common stock, options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. No awards of any kind under the 2013 Plan have been granted as of December 31, 2013.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 10 – Stockholders’ Equity (Continued)

Stock Options

The following summarizes option activity for the years ended December 31, 2013 and 2012:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Outstanding at December 31, 2011	–	400,000	400,000	4.50

Options granted	19,300,000	3,020,000	22,320,000	$5.66

Options exercised	–	–	–	–

Options cancelled or expired	(1,000,000)	(400,000)	(1,400,000)	3.43

Outstanding at December 31, 2012	18,300,000	3,020,000	21,320,000	5.79

Options granted	1,850,000	–	1,850,000	3.24

Options exercised	–	–	–	–

Options cancelled or expired	–	–	–	–

Balance at December 31, 2013	20,150,000	3,020,000	23,170,000	$5.33

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2013:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$2.50	7,550,000	3.66	$2.50	$–	7,450,000	$2.50	$–
$5.00	6,600,000	3.97	$5.00	–	6,500,000	$5.00	–
$10.00	6,000,000	9.01	$10.00	–	6,000,000	$10.00	–
	20,150,000		$5.55	$–	19,950,000	$5.57	$–

During the year ended December 31, 2012, the Company issued 19,300,000 options to employees with a grant date fair value of $0.00 as there was no market value for the stock.  1,000,000 options were cancelled during the year ended December 31, 2012.  All of the options granted were fully vested upon their grant.  Stock option expense for employees was $0 for the year ended December 31, 2012.

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

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 10 – Stockholders’ Equity (Continued)

Stock Options (Continued)

During the year ended December 31, 2013, the Company issued options to purchase a total of 600,000 shares of the Company’s common stock to two directors. These options have contractual lives of four years and were valued at an average grant date fair value of $0.20 per option, or $120,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Contractual term	4 years
Expected volatility	26.48%
Risk free interest rate	0.54%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. Vested amount of the options of $80,000 was expensed as stock-based compensation for the year ended December 31, 2013. As of December 31, 2013, there was unrecognized compensation costs of $40,000 related to these stock options. The Company expects to recognize those costs over a weighted average period of .55 years as of December 31, 2013. Future option grants will increase the amount of compensation expense to be recorded in these periods.

During the year ended December 31, 2013, the Company issued options to purchase a total of 1,250,000 shares of the Company’s common stock to an employee. These options have contractual lives of three to five years and were valued at an average grant date fair value of $0.30 per option, or $372,500, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Contractual term	3 to 5 years
Expected volatility	29.50%
Risk free interest rate	0.32% to 0.47%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. All of the options were fully vested upon their grant and the fair value of the options of $372,500 was expensed as stock-based compensation for the year ended December 31, 2013.

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at December 31, 2013:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value
$2.50	1,020,000	3.94	$2.50	$–	1,020,000	$2.50	$–
$5.00	1,000,000	4.00	$5.00	–	1,000,000	$5.00	–
$10.00	1,000,000	9.01	$10.00	–	1,000,000	$10.00	–
	3,020,000		$5.81	$–	3,020,000	$5.81	$–

During the year ended December 31, 2012, the Company issued 3,020,000 options to non-employees with a grant date fair value of $0.00 as there was no market value for the stock.  400,000 options were cancelled during the year ended December 31, 2012.  All of the options granted were fully vested upon their grant.  Stock option expense for non-employees was $0 and $0 for the years ended December 31, 2013 and 2012.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 10 – Stockholders’ Equity (Continued)

Stock Options (Continued)

The Company estimated the fair value of non-employee stock options using the Black-Scholes Option Pricing Model. The fair value of non-employee stock options is expensed upon vesting of the awards. The fair value of non-employee stock options was estimated using the following assumptions:

Stock price	$0.00
Expected term	2 to 10 years
Expected volatility	29 - 30%
Risk-free interest rate	0.25 – 1.78%%
Dividend yield	0

Warrants

The following table summarizes warrant transactions for the year ended December 31, 2013:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2012	–	$–		$–

Granted in 2013	346,400	$3.22

Outstanding at December 31, 2013	346,400	$3.22	0.94	$–

Exercisable at December 31, 2013	346,400	$3.22	0.94	$–

Weighted Average Grant Date Fair Value		$0.25

During the year ended December 31, 2013, the Company issued warrants to purchase a total of 46,400 shares of the Company’s common stock in conjunction with sales of Units. These warrants have contractual lives of one year and were valued at a grant date fair value of $-0- per warrant using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$0.01
Contractual term	1 year
Expected volatility	29.13%
Risk free interest rate	0.15%
Dividend yield	0

During the year ended December 31, 2013, the Company issued warrants to purchase a total of 300,000 shares of the Company’s common stock to two individuals in connection with obligations entered into by the Company’s subsidiaries. These warrants have contractual lives of two years and were valued at an average grant date fair value of $0.283 per warrant, or $85,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Contractual term	2 years
Expected volatility	29.13%
Risk free interest rate	0.27%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The $85,000 was expensed as stock-based consulting fees for the year ended December 31, 2013.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 11 – Settlement of Debt

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

Note 12 – Income Taxes

Significant components of the income tax provision are summarized as follows:

	Year Ended December 31,
	2013	2012
Current provision:
Federal	$5,834,600	$1,702,200
State	1,027,500	181,700

Deferred provision:
Federal	(1,168,700)	(1,267,200)
State	(124,800)	(135,300)

	$5,568,600	$481,400

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012

Expected federal income tax at 34% statutory rate	34.0%	34.0%
State income taxes	4.3%	3.6%
Permanent differences	2.0%	3.5%
Change in valuation allowance	0.0%	-26.0%

	40.3%	15.1%

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 12 – Income Taxes (Continued)

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Deferred income tax assets:
Allowance for bad debts	$1,362,900	$1,980,600
Accrued compensation	385,700	–
Stock options	170,300	–
Total deferred income tax assets	$1,918,900	$1,980,600

Deferred income tax liabilities:
Property and equipment	$(76,100)	$–
Intangible amortization	(136,000)	(36,100)
Total deferred income tax liabilities	$(212,100)	$(36,100)

Net deferred income taxes:
Current	1,748,600	1,980,600
Non-current	(41,800)	(36,100)
	$1,706,800	$1,944,500

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

The Company is subject to income taxes in the U.S. federal jurisdiction and the states of Florida, North Carolina, New Mexico and New Jersey. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.  As of December 31, 2013, tax years 2012, 2011, 2010, 2009, 2008, 2007, 2006 and 2005 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Note 13 – Business Combinations

The Company completed two acquisitions during the year ended December 31, 2013 and two during the year ended December 31, 2012.  The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of FASB ASC 805 “Business Combinations“.  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill.

Goodwill was attributable to the following subsidiaries as of December 31, 2013 and December 31, 2012:

	December 31,
	2013	2012

Medical Billing Choices, Inc.	$1,202,112	$802,112

PB Laboratories, LLC	107,124	107,124

Biohealth Medical Laboratory, Inc.	116,763	141,676

	$1,425,999	$1,050,912

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 13 – Business Combinations (Continued)

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

Consideration Given:

Cash	$127,000
Amount due from International Technologies, LLC	483,052
Acquisition notes	500,000

Total Consideration	$1,110,052

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$1,703
Property and equipment, net	31,649
Accounts payable and accrued expenses	(59,462)
Notes payable	(529,167)
Identified intangible assets	1,665,329
Total identifiable net assets	1,110,052

Goodwill and unidentified intangible assets	–

$1,110,052

Intangible assets consisting of certain medical licenses were valued by management based on the fair value of obtaining such licenses.  As the licenses have indefinite lives, the intangible assets are non-amortizable (See Note 5 – Long-Lived Assets).

Alethea Laboratories, Inc.

On January 1, 2013, the Company, through its subsidiary, MDI, agreed to purchase 100% of Alethea Laboratories, Inc. ("Alethea") from two unrelated parties for cash of $125,000 and two non-interest bearing installment notes in a total amount of $575,000.  The notes are being paid in $50,000 quarterly installments beginning on April 1, 2013.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 13 – Business Combinations (Continued)

Alethea Laboratories, Inc. (Continued)

The following table summarizes the consideration given for Alethea and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration Given:

Cash	$125,000
Acquisition notes	575,000

Total Consideration	$700,000

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$2,032
Property and equipment, net	92,498
Capital lease assets, net	392,817
Accounts payable	(2,032)
Note payable	(344,650)
Capital lease obligation	(415,949)
Identified intangible assets	975,284
Total identifiable net assets	700,000

Goodwill and unidentified intangible assets	–

$700,000

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

Biohelath Medical Laboratory, Inc.

On December 7, 2012, the Company, through its subsidiary, MDI, agreed to purchase 50.5% of Biohealth Medical Laboratory, Inc. ("Biohealth") from two unrelated parties for cash of $100,000 and an installment note in a total amount of $165,125.  The note was paid in $75,000 payments due on February 7 and May 7, 2013 and was reduced by a contingent consideration adjustment of $24,913, net of the final installment of $15,125 due on August 7, 2013.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 13 – Business Combinations (Continued)

Biohelath Medical Laboratory, Inc. (Continued)

The following table summarizes the consideration given for Biohealth and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in Biohealth.

Consideration Given:

Cash	$100,000
Acquisition Note	165,125
Contingent consideration adjustment	(24,913)

Total Consideration	$240,212

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$19,327
Accounts receivable	64,206
Property and equipment, net	9,477
Deposits	3,143
Accounts payable	(120,590)
Accrued expenses	(6,110)
Identifiable intangible assets	275,000
Total identifiable net assets	244,453

Noncontrolling interest in Biohealth	(121,004)
Goodwill	116,763

$240,212

Intangible assets consisting of certain medical licenses were valued by management based on the fair value of obtaining such licenses.  As the licenses have indefinite lives, the intangible assets are non-amortizable (See Note 5 – Long-Lived Assets).

PB Laboratories, LLC

On February 16, 2012, the Company, through its subsidiary, MDI, agreed to purchase 50.5% of PB Laboratories, LLC ("PB Labs") from an unrelated party for cash of $1,000 and an installment note in a total amount of $200,000.  The note was paid in $50,000 quarterly payments over 12 months.

On October 31, 2012, MDI agreed to purchase the remaining 49.5% of PB Labs from the noncontrolling member for an installment note in a total amount of $200,000.  The note was paid in $50,000 quarterly payments over 12 months.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 13 – Business Combinations (Continued)

PB Laboratories, LLC (Continued)

The following table summarizes the consideration given for PB Labs and the fair values of the assets acquired and liabilities assumed recognized at the acquisition dates of PB Labs.

Consideration Given:

Cash	$1,000
Acquisition Notes	400,000

Total Consideration	$401,000

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$1,876
Property and equipment, net	17,000
Identifiable intangible assets	275,000
Total identifiable net assets	293,876

Goodwill	107,124

$401,000

Intangible assets consisting of certain medical licenses were valued by management based on the fair value of obtaining such licenses.  As the licenses have indefinite lives, the intangible assets are non-amortizable (See Note 5 – Long-Lived Assets).

Note 14 – Commitments and Contingencies

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

At December 31, 2013, future minimum lease payments under these leases are as follows:

Year ending December 31,
2014	$333,656
2015	303,922
2016	178,461
2017	160,684
2018	116,350
2019 and thereafter	30,951

Total minimum future lease payments	$1,124,024

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 14 – Commitments and Contingencies (Continued)

Operating Lease Commitments (Continued)

Rent expense for the years ended December 31, 2013 and 2012 was $350,169 and $134,733, respectively.

During the year ended December 31, 2013, the Company entered into master equipment lease agreements with a leasing company for a total commitment of up to approximately $1,400,000. As of December 31, 2013, no equipment has been delivered under the leases.

Purchase Commitments

The Company has entered into a purchase agreement for reagent supplies through December, 2020. Minimum purchase commitments as of December 31, 2013 are as follows:

Year ending December 31,
2014	$54,871
2015	54,871
2016	54,871
2017	54,871
2018	54,871
2019 and thereafter	109,742

Total purchase commitments	$384,097

Significant Risks and Uncertainties

[a] Concentrations of Credit Risk - Cash - At December 31, 2013 and 2012, the Company had approximately $2,631,000 and $1,070,000, respectively, in cash balances at financial institutions which were in excess of the federally insured limits.

[b] Concentration of Credit Risk - Accounts Receivable - Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. The Company does have significant receivable balances with government payors and various insurance carriers. Generally, the Company does not require collateral or other security to support customer receivables. However, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid (CMS) reimbursements to clinical laboratories. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid (CMS), which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

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

On July 2, 2013, a jury awarded Medytox Institute of Laboratory Medicine, Inc., its wholly-owned subsidiary ("MILM"), $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. and its shareholders and awarded Seamus Lagan $750,000 individually against Christopher Hawley for defamatory postings on the internet. The jury rejected every claim made against the MILM parties. Trident's appeal has been dismissed and the appeals of the shareholders are pending.

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

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 14 – Commitments and Contingencies (Continued)

Legal Matters (Continued)

The Company has filed an action against Reginald Samuels and Ralph Perricelli seeking, among other things, a declaration that the convertible debentures in the aggregate amount of $500,000 that the Company issued to Mr. Samuels and Mr. Perricelli as part of the consideration for the purchase of their interests in International Technologies, LLC are null and void. Mr. Samuels and Mr. Perricelli have been served and the litigation is ongoing.

On October 21, 2013, Mr. Samuels filed a complaint in the Superior Court of New Jersey (Bergen County) against the Company and Medytox Diagnostics, Inc. alleging breach of contract under his employment agreement and the agreement under which International Technologies, LLC was acquired; unjust enrichment, fraud; intentional and negligent misrepresentation; and breach of an implied duty of good faith and fair dealing and seeking an accounting. Mr. Perricelli filed a similar action. The Company believes all these claims are without merit.

The Company removed both cases from the Superior Court of New Jersey to the federal court in the District of New Jersey. The Company also filed to transfer both cases to the Southern District of Florida pursuant to the forum selection clause in the purchase agreement. The action filed by Mr. Perricelli has since been transferred to the Southern District of Florida. The motion to transfer the action filed by Mr. Samuels remains pending.

Note 15 – Pro Forma Financial Information

The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 2013 as if the acquisitions of International Technologies, LLC had been completed January 1, 2013. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2013.

	Medytox	International Technologies,
	Solutions, Inc.	LLC	Pro Forma
	Historical	Historical(1)	Adjustments	Ref	Combined

Revenues	$52,523,660	$2,943	$–		$52,526,603

Operating expenses	38,023,670	305,183	–		38,328,853

Income (loss) from operations	14,499,990	(302,240)	–		14,197,750

Other income (expense)	(671,473)	(1,343)	–		(672,816)

Income (loss) before income taxes	13,828,517	(303,583)	–		13,524,934

Provision (benefit) for income taxes	5,568,600	–	(114,200)	(2)	5,454,400

Net income (loss)	8,259,917	(303,583)	114,200		8,070,534

Preferred stock dividends	2,601,298	–	–		2,601,298

Net income (loss) available for common shareholders	$5,658,619	$(303,583)	$114,200		$5,469,236

Net income per share;
Basic and diluted	$0.19				$0.18

Weighted average number of shares, basic and diluted:
Basic and diluted	29,654,703				29,654,703

(1)	Represents unaudited results of operations of International Technologies, LLC from January 1, 2013 to April 3, 2013. International Technologies' results of operations from April 4, 2013 to December 31, 2013 are consolidated with Medytox Solutions, Inc.

(2)	Additional income tax benefit on the loss related to International Technologies for the period January 1 to April 3, 2013.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2013

Note 16 – Subsequent Events

On February 4, 2014, $235,011 of equipment was delivered under a master lease entered into during the year ended December 31, 2013. Lease terms are for 42 months with a monthly lease payment of $6,580. The lease is accounted for as a capital lease.

On February 19, 2014, a committee of the Company’s board of directors approved the grant of 1,035,000 stock options under the Medytox Solutions, Inc. 2013 Incentive Compensation Plan to various employees. The options were granted on March 3, 2014 and were issued at an exercise price of $2.50, a term of 10 years, and 50% of the options vest each on the 6 month anniversary and 12 month anniversary of the grant date.

On March 12, 2014, an aggregate of 210,000 shares of the Company’s restricted common stock were issued to six management executives and one consultant as partial payment of bonuses which were accrued at December 31, 2013. The shares were valued at $2.50, based on the price of shares sold to investors, for a total of $525,000.

On March 14, 2014, an aggregate of $350,000 was paid to six management executives and one consultant as partial payment of bonuses which were accrued at December 31, 2013.

On March 17, 2014, the Company filed a Certificate of Designation with the State of Nevada authorizing up to 200,000 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock"). With respect to dividends and liquidation rights, the Series D Preferred Stock ranks (i) on a parity with the Common Stock; (ii) senior to any class or series of preferred stock of the Company created in the future not specifically ranking by its terms senior to or on a parity with the Series D Preferred Stock; (iii) junior to any other class or series of preferred stock created in the future specifically ranking by its terms senior to the Series D Preferred Stock; and (iv) on a parity with the Series B Preferred Stock and any other class or series of preferred stock created in the future specifically ranking by its terms on a parity with the Series D Preferred Stock.

On March 18, 2014, MDI, pursuant to a stock purchase agreement, purchased all of the outstanding stock of Clinlab, Inc. ("Clinlab") from James A. Wilson and Daniel Stewart, previously the sole owners of Clinlab. Clinlab develops and markets laboratory information management systems. The purchase price was an aggregate of $2,250,000, $1,000,000 in cash and 200,000 shares of Series D Convertible Preferred Stock of the Company, convertible into $1,250,000 of common stock of the Company at the date of conversion.

On March 27, 2014, TCA Global Credit Master Fund, LP extended the maturity date of its loan to the Company until September 15, 2014.

On March 28, 2014, Sebastien Sainsbury was appointed to the Board of Directors of the Company.

Each of the holders of shares of Series B Preferred Stock, Epizon, Ltd., of which Seamus Lagan is the sole shareholder, Aella, Ltd., of which Sharon L. Hollis is the sole shareholder, Francisco Roca, III, Dr. Thomas F. Mendolia and Steven Sramowicz, entered into a purchase option agreement with the Company as of March 27, 2014. Each agreement grants the Company an option to purchase any or all shares of Series B Preferred Stock held by the holder at any time through March 27, 2016. Each holder owns 1,000 shares of Series B Preferred Stock. If all of a holder's shares are purchased by the Company pursuant to the option, the purchase price would be $5,000,000. If fewer shares are purchased from a holder, the purchase price would be adjusted proportionately. Each holder agreed not to transfer or dispose of any shares of Series B Preferred Stock during the term of the option, other than to the Company upon an exercise of the option. Any exercise of an option is completely at the Company's discretion.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has identified several control deficiencies, none of which rise to the level of a material weaknesses in internal control over financial reporting.  Although management noted that with the addition of subsidiaries and the increase in operation, our system of internal control over financial reporting is a work in process and may not cover all contingencies, management considers its internal control over financial reporting to be effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.

Name	Age	Positions

William G. Forhan	69	Director, Chief Executive Officer and Chairman

Jace Simmons	57	Chief Financial Officer

Sharon L. Hollis	37	Vice President of Operations

Francisco Roca, III	48	Vice President of Marketing and Sales

Steven Sramowicz	48	Vice President of Business Development

Dr. Thomas F. Mendolia	55	Chief Executive Officer of the Company's Laboratories

Christopher E. Diamantis	45	Director

Benjamin Frank	80	Director

Sebastien Sainsbury	51	Director

All directors of the Company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Executive Officers' and Directors' Biographies

William G. Forhan has been serving as the Company's Chief Executive Officer and Chairman since its inception on July 20, 2005. He also was Chief Financial Officer from inception to February 2012. Mr. Forhan was a director and the Chief Executive Officer and Chief Financial Officer of National Asset Recovery, Inc., a repossession company, from August 2010 to December 2010 and thereafter was the Chief Operating Officer until January 2011. From July 2008 to July 2009, Mr. Forhan provided consulting services to Next Interactive, Inc., an OTCBB company (OTCBB: NXOI) specializing in travel services. From July 2002 until June 2008, Mr. Forhan served as the Chief Executive Officer and Co-Chairman of Invicta Group, Inc. (OTCBB: IVIT), an internet media company that sells advertising online to travel suppliers (hotels, tourist boards, tour operators and cruise lines).  Mr. Forhan since January 2009 has also served as the Chief Executive Officer and a director of Ballroom Dance Fitness, Inc. On November 26, 2004, the U.S. Department of Labor obtained a settlement permanently barring Mr. Forhan, a former executive of bankrupt Integrated Marketing Professionals, Inc., of Boca Raton, Florida, from serving in a fiduciary capacity or making decisions relating to employee benefit plans governed by the Employee Retirement Income Security Act (ERISA). The department sued Mr. Forhan for using $18,996 of the company's 401(k) plan for his personal benefit.

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

Francisco Roca, III has been the Vice President of Marketing and Sales of the Company since September 2011.  Prior to joining the Company, Mr. Roca was the owner and Chief Marketing Officer of Sportscare Orthopedics, Inc., a supplier of orthopedic bracings to doctors, clinics and therapists.

Steven Sramowicz has served as the Vice President of Business Development of the Company since April 2012.  Mr. Sramowicz also has been, since 2003, the President of Mrs X Two Inc., a medical consulting firm, and since 2007, a director of Micro Surgery, Inc., a neuro-surgery practice.

Dr. Thomas F. Mendolia has served as the Chief Executive Officer of the Company's Laboratories since April 2012. Dr. Mendolia is Board certified in gastroenterology and practiced medicine for 23 years, before selling his practice in 2009.

Christopher E. Diamantis has served as a director of the Company since April 24, 2013.  Mr. Diamantis has served, since 1999, as Chairman and Chief Executive Officer of Integrated Financial Settlements, Inc., a structured settlement consulting firm in Tallahassee, Florida. He has also been, since April 2000, a director and managing partner of the Gabor Agency, Inc., a 64-year old Florida-based company specializing in investment and insurance planning for public employees and universities. Since 2007, Mr. Diamantis has been Chairman of Pro Bank Financial Holding Company, the parent of Pro Bank, a community bank in Tallahassee, Florida.  He also has served, since 2011, as a director of Esquire Bank, a full-service, federally chartered savings bank in New York City.  In addition, since 2007, Mr. Diamantis has been a director and partner in Counsel Financial Services, Inc., a specialty financial firm catering to the needs of the legal community and the largest non-bank lender to law firms in the United States. He is a past member of the Board of Governors of the Florida State University College of Business and past president of the National Structured Settlements Trade Association.

Benjamin Frank has served as a director of the Company since April 24, 2013. Mr. Frank is a retired lawyer and businessman, with particular experience in healthcare, foreign trade, retail, business development and government. After practicing as an attorney, from 1962 to 1966, he was a Senior Vice President and member of the Board of Directors of Allied Stores Corporation, which owned department stores and specialty stores, including Jordan Marsh, Brooks Brothers, Ann Taylor and others. He also served, from 1971 to 1987, as a Vice President and Trustee of North Shore University Hospital, currently North Shore University Hospital, Long Island Jewish Hospital System. Mr. Frank was appointed in February 2009 by former Florida Governor Charlie Crist to the Board of the Health Care District of Palm Beach County and he served as Chair of the Board from October 2011 to February 2013.

Sebastien Sainsbury was elected as a director on March 28, 2014. Mr. Sainsbury, since 2002, has been an independent consultant focusing on corporate finance and investor relations. He previously held senior positions with UBS AG Private Bank and AIG International Ltd.

Consulting Agreements

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

The Company and Alcimede entered into a revised Consulting Agreement as of October 1, 2012. This agreement replaces and supersedes the prior Alcimede consulting agreement.  This new agreement is for three years, subject to annual renewals thereafter, unless either party gives notice of non-renewal.  The retainer remains at $20,000 a month and the Company continues to reimburse Alcimede for its expenses.  The parties agreed to cancel the options issued pursuant to the prior agreement. Under the new agreement the Company issued Alcimede 4,500,000 shares of Common Stock and 1,000 shares of Series B Preferred Stock. In addition, Alcimede received options to purchase (i) 1,000,000 shares of Common Stock exercisable at $2.50 per share through December 31, 2017, (ii) 1,000,000 shares of Common Stock exercisable at $5.00 per share through December 31, 2017 and (iii) 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.

The Company and SS International Consulting, Ltd. ("International"), of which Sebastien Sainsbury is the sole shareholder, entered into a non-exclusive Consulting Agreement on March 15, 2014. International will provide such management consulting services, business advisory services, marketing and investors relations advice and management as may be agreed to by the parties from time to time. The Company will pay International $6,667 per month and reimburse expenses incurred by International on behalf of the Company. The Consulting Agreement may be terminated by either party at the end of any month. A copy of the Consulting Agreement is filed as an exhibit to this Annual Report.

Family Relationships amongst Directors and Officers

There are no family relationships between the officers and directors.

Committees of the Board of Directors

Our Board does not have governance, nominating, executive or any other committees.

Auditors

Our principal independent accountant is DKM Certified Public Accountants.

Code of Ethics

The Company has adopted a written code of ethics ("Code"), which Code is applicable to the Board of Directors and officers of the Company, including, but not limited to the Company's Chief Executive Officer, Chief Financial Officer, Controller and all persons performing similar functions to the foregoing officers of the Company. A copy of the Code will be provided to any person free of charge upon request by writing to Medytox Solutions, Inc., Attention: Secretary, 400 South Australian Avenue, Suite 800, West Palm Beach, Florida 33401.

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

To date, each of our officers, directors and principal stockholders has been late in filing the required forms under Section 16(a).

Item 11. Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer and principal financial officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2013 (collectively, the Named Executives).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards(1)		Option Awards(1)		Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

William Forhan (2)	2012	$200,000	–	–		–	(2)			$12,750	(2)	$212,750
Chief Executive Officer and Chairman	2013	$218,917	$101,243	–		–				$9,000	(2)	$329,160

Jace Simmons(3) (8)	2012	$155,264	–	$10,000	(3)	–	(3)			$22,125	(3)	$187,389
Chief Financial Officer	2013	$200,944	$110,694	–		–				$12,000	(3)	$323,638

Francisco Roca, III (4)	2012	$230,130	–	$45,000	(4)	–	(4)			$4,504	(5)	$279,634
Vice President of Sales and Marketing	2013	$243,000	$109,975	–		–				$24,000	(5)	$376,975

Sharon L. Hollis (4)	2012	$221,316	–	$45,000	(4)	–	(4)			$3,798	(6)	$270,124
Vice President of Operations	2013	$242,270	$109,975	–		–				$24,000	(6)	$376,245

Dr. Thomas F. Mendolia (4)(9)	2012	$290,965	–	$45,000	(4)	–	(4)			–		$335,965
Chief Executive Officer of Company Laboratories	2013	$317,060	$56,451	–		–				$12,000	(7)	$385,511

(1)	Stock awards and options are valued based on the aggregate fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.

(2)	In 2012, Mr. Forhan received 3,000,000 options to purchase Common Stock as follows: (a) 1,000,000 options to purchase Common Stock at an exercise price of $2.50 per option, exercisable on or prior to December 31, 2017; (b) 1,000,000 options to purchase Common Stock at an exercise price of $5.00 per option, exercisable on or prior to December 31, 2017; and (c) 1,000,000 options to purchase Common Stock at an exercise price of $10.00 per option, exercisable on or prior to December 31, 2022. The options were valued at a grant date fair value of $0 in accordance with FASB ASC Topic 718. Other compensation consists of an auto allowance of $12,750 and $9,000 in 2012 and 2013, respectively.

(3)	In 2012, Mr. Simmons received 1,000,000 shares of Common Stock and 3,000,000 options to purchase Common Stock as follows: (a) 1,000,000 options to purchase Common Stock at an exercise price of $2.50 per option, exercisable on or prior to December 31, 2017; (b) 1,000,000 options to purchase Common Stock at an exercise price of $5.00 per option, exercisable on or prior to December 31, 2017; and (c) 1,000,000 options to purchase Common Stock at an exercise price of $10.00 per option, exercisable on or prior to December 31, 2022. The options were valued at a grant date fair value of $0 in accordance with FASB ASC Topic 718. Other compensation consists of $9,895 of health insurance premiums paid by the Company and $12,230 of temporary living expenses in 2012 and $12,000 of health insurance premiums paid by the Company in 2013.

(4)	In 2012, received 4,500,000 shares of Common Stock, 1,000 shares of Series B Non-Convertible Preferred Stock and 3,000,000 options to purchase Common Stock as follows: (a) 1,000,000 options to purchase Common Stock at an exercise price of $2.50 per option, exercisable on or prior to December 31, 2017; (b) 1,000,000 options to purchase Common Stock at an exercise price of $5.00 per option, exercisable on or prior to December 31, 2017; and (c) 1,000,000 options to purchase Common Stock at an exercise price of $10.00 per option, exercisable on or prior to December 31, 2022. The options were valued at a grant date fair value of $0 in accordance with FASB ASC Topic 718.

(5)	Other compensation consists of an auto allowance of $3,000 and $12,000 and $1,504 and $12,000 of health insurance premiums paid by the Company in 2012 and 2013, respectively.

(6)	Other compensation consists of an auto allowance of $3,000 and $12,000 and $798 and $12,000 of health insurance premiums paid by the Company in 2012 and 2013, respectively.

(7)	Other compensation consists of $12,000 of health insurance premiums paid by the Company in 2013.

(8)	Commenced employment March 2012.

(9)	Commenced employment April 2012.

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2013:

	Option Awards					Stock Awards
Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards: number of shares underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: market or payout value of unearned shares, units or other rights that have not vested
				$			$		$
William G. Forhan	1,000,000	–	–	2.50	12/31/2017	–	–	–	–
	1,000,000	–	–	5.00	12/31/2017	–	–	–	–
	1,000,000	–	–	10.00	12/31/2022	–	–	–	–

Jace Simmons	1,000,000	–	–	2.50	12/31/2017	–	–	–	–
	1,000,000	–	–	5.00	12/31/2017	–	–	–	–
	1,000,000	–	–	10.00	12/31/2022	–	–	–	–

Sharon L. Hollis	1,000,000	–	–	2.50	12/31/2017	–	–	–	–
	1,000,000	–	–	5.00	12/31/2017	–	–	–	–
	1,000,000	–	–	10.00	12/31/2022	–	–	–	–

Francisco Roca, III	1,000,000	–	–	2.50	12/31/2017	–	–	–	–
	1,000,000	–	–	5.00	12/31/2017	–	–	–	–
	1,000,000	–	–	10.00	12/31/2022	–	–	–	–

Dr. Thomas F. Mendolia	1,000,000	–	–	2.50	12/31/2017	–	–	–	–
	1,000,000	–	–	5.00	12/31/2017	–	–	–	–
	1,000,000	–	–	10.00	12/31/2022	–	–	–	–

Employment Agreements

William G. Forhan, CEO

On October 1, 2012, Mr. Forhan and the Company entered into an employment agreement for Mr. Forhan to serve as the Chief Executive Officer of the Company.  The term of the agreement is three years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice.  Mr. Forhan was to receive an annual salary of $200,000, subject to review each year.  Pursuant to the agreement, Mr. Forhan was granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 a share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 a share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.

On September 1, 2013, Mr. Forhan's employment agreement was amended increasing his base annual salary to $240,000.

Jace Simmons, CFO

On October 1, 2012, Mr. Simmons and the Company entered into an employment agreement for Mr. Simmons to serve as the Chief Financial Officer of the Company.  This agreement replaced Mr. Simmons' prior employment agreement with the Company, dated March 1, 2012.  The term of the new agreement is two years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice.  Mr. Simmons was to receive an annual salary of $185,000, subject to review each year.  He will participate in senior management bonus programs to be approved by the Board of Directors.  The options to purchase 1,000,000 shares of Common Stock that Mr. Simmons had received under his prior agreement were cancelled.  Pursuant to his new agreement, Mr. Simmons was issued 1,000,000 shares of Common Stock upon the signing of the agreement.   Mr. Simmons was also granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 per share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 per share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.  In the event the Company is merged into or acquired by another entity and Mr. Simmons' position changes, he will be offered an amount equal to his compensation and benefits to the end of the then current term.

On September 1, 2013, Mr. Simmons' employment agreement was amended increasing his base annual salary to $225,000.

Sharon Hollis, Vice President of Operations

On October 1, 2012, Ms. Hollis and the Company entered into an employment agreement for Ms. Hollis to serve as Vice President of Operations of the Company. The term of the agreement is three years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice. Ms. Hollis will receive an annual salary of $240,000, subject to review each year. Pursuant to the agreement, Ms. Hollis was issued 4,500,000 shares of Common Stock and 1,000 shares of Series B Preferred Stock upon the signing of the agreement.  She also was granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 a share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 a share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.

Francisco Roca, III, Vice President of Marketing and Sales

On October 1, 2012, Mr. Roca and the Company entered into an employment agreement for Mr. Roca to serve as Vice President of Marketing and Sales of the Company. The term of the agreement is three years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice. Mr. Roca will receive an annual salary of $240,000, subject to review each year.  Pursuant to the agreement, Mr. Roca was issued 4,500,000 shares of Common Stock and 1,000 shares of Series B Preferred Stock upon the signing of the agreement. He was also granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 a share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 a share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.

Steven Sramowicz, Vice President of Business Development

On October 1, 2012, Mr. Sramowicz and the Company entered into an employment agreement for Mr. Sramowicz to serve as Vice President of Business Development of the Company. The term of the agreement is three years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice. Mr. Sramowicz will receive an annual salary of $240,000, subject to review each year. Pursuant to the agreement, Mr. Sramowicz was issued 4,500,000 shares of Common Stock and 1,000 shares of Series B Preferred Stock upon the signing of the agreement. He was also granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 a share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 a share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2017.

Dr. Thomas F. Mendolia, Chief Executive Officer of the Company's Laboratories

On October 1, 2012, Dr. Mendolia and the Company entered into an employment agreement for Dr. Mendolia to serve as the Chief Executive Officer of the Company's Laboratories. The term of the agreement is three years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice. Dr. Mendolia will receive an annual salary of $240,000, subject to review each year. Pursuant to the agreement, Dr. Mendolia was issued 4,500,000 shares of Common Stock and 1,000 shares of Series B Preferred Stock upon the signing of the agreement. He also was granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 a share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 a share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.

Compensation of Directors

The general policy of the Board is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. We do not pay employee Directors for Board service in addition to their regular employee compensation. The Board of Directors has the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each non-employee Director in the fiscal year ended December 31, 2013:

Director (1)	Fees earned or paid in cash	Stock Awards	Option Awards (2)	Non-equity Incentive Plan Compensation	All Other Compensation	Total

Christopher Diamantis	$23,339	$–	$60,000	$–	$–	$83,339

Benjamin Frank	$23,339	$–	$60,000	$–	$–	$83,339

(1) Sebastien Sainsbury was elected as a director of the Company on March 28, 2014.

(2) Fair value of option awards on date of grant computed in accordance with FASB ASC Topic 718.

The following table provides information regarding outstanding equity awards held by the named directors at December 31, 2013:

	Option Awards					Stock Awards
Name (1)	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards: number of shares underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested
				$			$		$
Christopher Diamantis	100,000	50,000	–	2.50	4/19/2017	–	–	–	–
	100,000	50,000	–	5.00	4/19/2017	–	–	–	–
Benjamin Frank	100,000	50,000	–	2.50	4/19/2017	–	–	–	–
	100,000	50,000	–	5.00	4/19/2017	–	–	–	–

(1) Sebastien Sainsbury was elected as a director of the Company on March 28, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of March 26, 2013 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. None of the foregoing persons owns any shares of the Series D Preferred Stock. Except as indicated in the footnotes below, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner	Address	No. of Shares of Common Stock Owned	Percentage of Ownership (1)	Number of Shares of Series B Preferred Stock Owned	Percentage of Ownership (2)

William G. Forhan	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	5,483,101 (3)	16.5%	_	0%

Jace Simmons	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	4,030,000 (4)	12.1%	_	0%

Seamus Lagan	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	8,830,000 (5)	26.6%	1,000	20.0%

Dr. Thomas F. Mendolia	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	7,530,000 (6)	22.7%	1,000	20.0%

Sharon L. Hollis	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	7,530,000 (7)	22.7%	1,000	20.0%

Francisco Roca, III	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	7,530,000 (8)	22.7%	1,000	20.0%

Steven Sramowicz	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	7,530,000 (9)	22.7%	1,000	20.0%

Christopher E. Diamantis	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	200,000 (10)	0.7%	_	0%

Benjamin Frank	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	200,000 (11)	0.7%	_	0%

Sebastien Sainsbury	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	_	0%	_	0%

All Directors and Executive Officers as a Group (9 persons)		40,033,101 (12)	82.4%	4,000	80.0%

(1)	Based on 30,206,386 shares of Common Stock issued and outstanding as of March 26, 2014.

(2)	Based on 5,000 shares of Series B Preferred Stock issued and outstanding as of March 26, 2014. Each holder of shares of Series B Preferred Stock has granted an option to the Company to purchase any or all of such shares at any time through March 27, 2016.

(3)	Mr. Forhan owns 2,483,101 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.

(4)	Mr. Simmons owns 1,030,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.

(5)	Mr. Lagan owns directly 1,300,000 shares of Common Stock. Alcimede LLC, of which Mr. Lagan is the sole member, owns an additional 30,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock. Epizon Ltd., of which Mr. Lagan is the sole shareholder, owns an additional 4,500,000 shares of Common Stock and 1,000 shares of Series B Preferred Stock.

(6)	Dr. Mendolia owns 4,530,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.

(7)	Ms. Hollis owns 30,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock. Aella Ltd., of which Ms. Hollis is the sole shareholder, owns 1,000 shares of Series B Preferred Stock and an additional 4,500,000 shares of Common Stock.

(8)	Mr. Roca owns 4,530,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.

(9)	Mr. Sramowicz owns 4,530,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.

(10)	Mr. Diamantis has currently exercisable options to purchase 200,000 shares of Common Stock.

(11)	Mr. Frank has currently exercisable options to purchase 200,000 shares of Common Stock.

(12)	Includes 18,400,000 shares of Common Stock underlying stock options held by the directors and executive officers that are presently exercisable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

William Forhan, the Chief Executive Officer, and a director and shareholder of the Company, had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to Mr. Forhan was $57,100 at December 31, 2012. During the year ended December 31, 2013, $10,000 was paid and the remaining $47,100 was released by Mr. Forhan. The $47,100 is recorded as a capital contribution as additional paid in capital.

Alcimede LLC, of which a shareholder of the Company is the managing member, had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to Alcimede was $85,000 at December 31, 2012. During the year ended December 31, 2013, the $85,000 was paid along with a one-time interest charge of $18,417. The Company reimbursed Alcimede $520,334 and $71,422 for certain operating expenses and asset purchases paid by Alcimede on the Company's behalf in the years ended December 31, 2013 and 2012, respectively.

A selling shareholder of MBC had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to the selling shareholder was $100,000 at December 31, 2012 and was paid during the year ended December 31, 2013.

On September 10, 2012, the Company entered into an Asset Purchase Agreement with DASH Software, LLC ("DASH") for the purchase of certain software utilized by the Company in its operations for $150,000. Sharon Hollis, a Vice President and shareholder of the Company, is the managing member of DASH. During the years ended December 31, 2013 and 2012, the Company paid $33,070 and $116,930 to DASH, respectively, pursuant to the Asset Purchase Agreement.

In connection with the Company's acquisition of MBC, Dr. Thomas Mendolia, the Chief Executive Officer of the Company's Laboratories and a shareholder, entered into an agreement with the selling shareholders of MBC to receive 20% of the purchase price of MBC as it was paid by the Company and 0.88% of the gross collections that MBC collected for the Company.  Pursuant to this agreement, Dr. Mendolia received $29,625 for the year ended December 31, 2011; $90,152 during the year ended December 31, 2012 and $103,583 during the six months ended June 30, 2013 for a total of $223,360. Pursuant to the completion of the acquisition of MBC on July 22, 2013, the Company and Dr. Mendolia agreed that the $223,360 would be paid back to MBC and payment was received in July 2013. The Company reimbursed Dr. Mendolia $252,841 and $48,786 for certain operating expenses and asset purchases paid by Dr. Mendolia on the Company's behalf in the years ended December 31, 2013 and 2012, respectively.

Each of the holders of shares of Series B Preferred Stock, Epizon, Ltd., of which Seamus Lagan is the sole shareholder, Aella, Ltd., of which Sharon Hollis is the sole shareholder, Francisco Roca, III, Dr. Thomas F. Mendolia and Steven Sramowicz, entered into a purchase option agreement with the Company as of March 27, 2014. Each agreement grants the Company an option to purchase any or all shares of Series B Preferred Stock held by the holder at any time through March 27, 2016. Each holder owns 1,000 shares of Series B Preferred Stock. If all of a holder's shares are purchased by the Company pursuant to the option, the purchase price would be $5,000,000. If fewer shares are purchased from a holder, the purchase price would be adjusted proportionately. Each holder agreed not to transfer or dispose of any shares of Series B Preferred Stock during the term of the option, other than to the Company upon an exercise of the option. Any exercise of an option is completely at the Company's discretion. A form of the purchase option agreement is filed as an exhibit to this Annual Report.

All related party transactions are approved by the Board of Directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by DKM Certified Public Accountants for the audit of the Company's annual financial statements were $35,750 and $22,500 for the years ended December 31, 2013 and 2012, respectively. The aggregate fees billed by DKM Certified Public Accountants for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $10,500 and $4,500 during the years ended December 31, 2013 and 2012, respectively.

Audit-Related Fees

For the years ended December 31, 2013 and 2012, our principal accountants did not render any audit-related services.

Tax Fees

The aggregate fees billed by DKM Certified Public Accountants for the preparation of the Company's tax returns were $6,100 and $4,125 for the years ended December 31, 2013 and 2012, respectively.

All Other Fees

For the years ended December 31, 2013 and 2012, our principal accountants did not render any other services.

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibit	Description

3.1	Articles of Incorporation, as amended, of Medytox Solutions, Inc. [1]

3.2.	Certificate of Designation for the Series B Non-Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. [2]

3.3	Certificate of Designation for the Series C Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. [3]

3.4	Amended and Restated Bylaws of Medytox Solutions, Inc. *

3.5	Certificate of Designation for the Series D Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. *

4.1	Medytox Solutions, Inc. 2013 Incentive Compensation Plan [4]

10.1	Agreement, dated August 22, 2011, among Trident Laboratories, Inc., its shareholders and Medytox Institute of Laboratory Medicine, Inc. [5]

10.2	Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. [5]

10.3	Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC [6]

10.4	Convertible Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC [6]

10.5	Security Agreement, dated as of December 6, 2011, among Medytox Solutions, Inc., Medytox Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc. and Valley View Drive Associates, LLC [6]

10.6	Membership Interest Purchase Agreement, dated as of February 16, 2012, between Marylu Villasenor Hall and Medytox Diagnostics, Inc. [7]

10.7	Secured Promissory Note, dated February 16, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall [7]

10.8	Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP [8]

10.9	Revolving Promissory Note, dated April 30, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP [8]

10.10	Guaranty Agreement, dated as of April 30, 2012, by Medytox Medical Marketing & Sales, Inc. in favor of TCA Global Credit Master Fund, LP [8]

10.11	Guaranty Agreement, dated as of April 30, 2012, by Medytox Diagnostics, Inc. in favor of TCA Global Credit Master Fund, LP [8]

10.12	Guaranty Agreement, dated as of April 30, 2012, by PB Laboratories, LLC in favor of TCA Global Credit Master Fund, LP [8]

10.13	Security Agreement, dated as of April 30, 2012, between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP [8]

10.14	Security Agreement, dated as of April 30, 2012, between Medytox Medical Marketing & Sales, Inc. and TCA Global Credit Master Fund, LP [8]

10.15	Security Agreement, dated as of April 30, 2012, between Medytox Diagnostics, Inc. and TCA Global Credit Master Fund, LP [8]

10.16	Security Agreement, dated as of April 30, 2012, between PB Laboratories, LLC and TCA Global Credit Master Fund, LP [8]

10.17	Amendment No. 1 to Senior Secured Revolving Credit Facility, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP [2]

10.18	Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP 2

10.19	Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC [2]

10.20	Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC [2]

10.21	Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall [3]

10.22	Secured Promissory Note, dated October 31, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall [3]

10.23	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement, dated as of October 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP 9

10.24	Amended and Restated Revolving Promissory Note, dated October 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP 10

10.25	Stock Purchase Agreement, dated as of December 7, 2012, between Luisa G. Suarez and Medytox Diagnostics, Inc. [10]

10.26	Stock Purchase Agreement, dated as of December 7, 2012, between Balbino Suarez and Medytox Diagnostics, Inc. [10]

10.27	Secured Promissory Note, dated December 7, 2012, issued by Medytox Diagnostics, Inc. to Balbino Suarez [10]

10.28	Guarantee of Medytox Solutions, Inc., dated December 7, 2012, of Secured Promissory Note issued to Balbino Suarez. [10]

10.29	Option Agreement, dated as of December 31, 2012, between Joseph Fahoome and Medytox Solutions, Inc. [11]

10.30	Option Agreement, dated as of December 31, 2012, between Robert Kuechenberg and Medytox Solutions, Inc. [11]

10.31	Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., and TCA Global Credit Master Fund, LP 12

10.32	Amended and Restated Revolving Promissory Note, dated February 28, 2013, by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP 12

10.33	Guaranty Agreement, dated as of January 22, 2013, by Biohealth Medical Laboratory, Inc. in favor of TCA Global Credit Master Fund, LP 12

10.34	Security Agreement, dated as of January 22, 2013, between Biohealth Medical Laboratory, Inc. and TCA Global Credit Master Fund, LP 12

10.35	Guaranty Agreement, dated as of February 28, 2013, by Advantage Reference Labs, Inc. in favor of TCA Global Credit Master Fund, LP 12

10.36	Security Agreement, dated as of February 28, 2013, between Advantage Reference Labs, Inc. and TCA Global Credit Master Fund, LP 12

10.37	Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. [13]

10.38	Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. [13]

10.39	Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. [13]

10.40	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and William Forhan [13]

10.41	Employment Agreement, dated as October 1, 2012, between Medytox Solutions, Inc. and Jace Summons [13]

10.42	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Sharon L. Hollis [13]

10.43	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Francisco Roca, III [13]

10.44	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Steven Sramowicz [13]

10.45	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia [13]

10.46	Stock Purchase Agreement, dated as of January 1, 2013, among Bill White, Jackson R. Ellis and Medytox Diagnostics, Inc. [13]

10.47	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Bill White [13]

10.48	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Jackson R. Ellis [13]

10.49	Promissory Note, dated March 13, 2013, issued by Alethea Laboratories, Inc. to Summit Diagnostics, LLC [13]

10.50	Membership Interest Purchase Agreement, dated as of January 14, 2013, as amended, among Reginald Samuels, Ralph Perricelli and Medytox Diagnostics, Inc. [13]

10.51	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Reginald Samuels [13]

10.52	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Ralph Perricelli [13]

10.53	Option Agreement, effective as of April 19, 2013, between Christopher G. Diamantis and Medytox Solutions, Inc. [14]

10.54	Option Agreement, effective as of April 19, 2013, between Benjamin Frank and Medytox Solutions, Inc. [14]

10.55	Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., International Technologies, LLC, Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP [15]

10.56	Fourth Amended and Restated Revolving Promissory Note, dated June 30, 2013 (effective date July 15, 2013), issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP [15]

10.57	Guaranty Agreement, dated as of July 15, 2013, by International Technologies, LLC in favor of TCA Global Credit Master Fund, LP [15]

10.58	Security Agreement, dated as of July 15, 2013, between International Technologies, LLC and TCA Global Credit Master Fund, LP [15]

10.59	Guaranty Agreement, dated as of July 15, 2013, by Alethea Laboratories, Inc. in favor of TCA Global Credit Master Fund, LP [15]

10.60	Security Agreement, dated as of July 15, 2013, between Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP [15]

10.61	Amendment, dated July 12, 2013, to the Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. [16]

10.62	Amendment to Employment Agreement, dated as of September 1, 2013, between Medytox Solutions, Inc. and William Forhan [17]

10.63	Amendment to Employment Agreement, dated as of September 1, 2013, between Medytox Solutions, Inc. and Jace Simmons [17]

10.64	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement [18]

10.65	Stock Purchase Agreement, dated as of March 18, 2014, by and among Clinlab, Inc., Daniel Stewart, James A. Wilson, Medytox Information Technology, Inc. and Medytox Solutions, Inc.*

10.66	Form of Purchase Option Agreement between Medytox Solutions, Inc., and each holder of Series B Preferred Stock*

10.67	Consulting Agreement, dated March 15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd.*

14	Code of Ethics [13]

21	Subsidiaries of the Company*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document *

[1]	Incorporated by reference to the Company's report on Form 10-K, filed on April 13, 2012.

[2]	Incorporated by reference to the Company's report on Form 8-K, filed on August 15, 2012.

[3]	Incorporated by reference to the Company's report on Form 10-Q/A, filed on November 21, 2012.

[4]	Incorporated by reference to the Company's registration statement on Form S-8, filed on December 23, 2013.

[5]	Incorporated by reference to the Company's report on Form 8-K, filed on November 4, 2011.

[6]	Incorporated by reference to the Company's report on Form 8-K, filed on December 12, 2011.

[7]	Incorporated by reference to the Company's report on Form 8-K, filed on February 17, 2012.

[8]	Incorporated by reference to the Company's report on Form 8-K/A, filed on May 21, 2012.

[9]	Incorporated by reference to the Company's report on Form 8-K, filed on December 12, 2012.

[10]	Incorporated by reference to the Company's report on Form 8-K, filed on December 19, 2012.

[11]	Incorporated by reference to the Company's report on Form 8-K, filed on January 15, 2013.

[12]	Incorporated by reference to the Company's report on Form 8-K, filed on March 15, 2013.

[13]	Incorporated by reference to the Company's report on Form 10-K, filed on April 16, 2013.

[14]	Incorporated by reference to the Company's report on Form 8-K, filed on April 26, 2013.

[15]	Incorporated by reference to the Company's report on Form 8-K, filed on July 24, 2013.

[16]	Incorporated by reference to the Company's report on Form 10-Q, filed on August 14, 2013.

[17]	Incorporated by reference to the Company's report on Form 10-Q, filed on November 6, 2013.

[18]	Incorporated by reference to the Company's report on Form 8-K, filed on March 19, 2014.

**

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDYTOX SOLUTIONS, INC.

Date: March 31, 2014	/s/ William G. Forhan
William G. Forhan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Forhan	Chief Executive Officer and	March 31, 2014
William G. Forhan	Chairman (principal executive officer)

/s/ Jace Simmons	Chief Financial Officer	March 31, 2014
Jace Simmons	(principal financial and accounting officer)

/s/ Christopher E. Diamantis	Director	March 31, 2014
Christopher E. Diamantis

/s/ Benjamin Frank	Director	March 31, 2014
Benjamin Frank

/s/ Sebastien Sainsbury	Director	March 31, 2014
Sebastien Sainsbury

