Form 10-Q
period 2014-03-31
Medytox Solutions, Inc.
filed 2014-05-15
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-54346

MEDYTOX SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	54-2156042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 South Australian Ave., 8th Floor West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 855-1626

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2014, the registrant had 30,206,386 shares of its Common Stock, $0.0001 par value, outstanding.

MEDYTOX SOLUTIONS, INC.

FORM 10-Q

MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDYTOX SOLUTIONS, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)

ASSETS
Current assets:
Cash	$2,739,213	$4,141,416
Accounts receivable, net	15,922,652	10,986,368
Prepaid expenses and other current assets	256,640	194,137
Deferred tax assets	3,080,000	1,748,600
Assets attributable to disputed activity	–	1,367,796

Total current assets	21,998,505	18,438,317

Property and equipment, net	2,627,211	2,156,381

Other assets:
Intangible assets	3,190,613	3,190,613
Goodwill	3,699,502	1,425,999
Deposits	123,267	96,747

Total assets	$31,639,098	$25,308,057

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Balance Sheets (Continued)

	March 31,	December 31,
	2014	2013
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,840,081	$1,755,965
Accrued expenses	2,307,412	2,855,884
Income tax liabilities	9,386,338	6,052,740
Disputed net income - Trident	–	397,918
Current portion of notes payable	3,305,453	3,689,554
Current portion of capital lease obligations	264,847	193,095
Liabilities attributable to disputed activity	–	1,104,063

Total current liabilities	17,104,131	16,049,219

Other liabilities:
Notes payable, net of current portion	–	42,107
Capital lease obligations, net of current portion	525,984	405,718
Deferred tax liabilities	74,800	41,800

Total liabilities	17,704,915	16,538,844

Commitments and contingencies

Stockholders' equity:
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock, $0.0001 par value, 5,000 shares authorized, 5,000 and 5,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Series C preferred stock, $0.0001 par value, 1,000,000 shares authorized, nil shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	–	–
Series D preferred stock, $0.0001 par value, 200,000 shares authorized, 200,000 and nil shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	20	–
Common stock, $0.0001 par value, 500,000,000 shares authorized, 30,206,386 and 29,996,386 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3,021	3,000
Additional paid-in-capital	3,680,182	1,905,223
Deferred issuance costs	(12,500)	(12,500)
Retained earnings	10,142,455	6,752,485
Total Medytox Solutions stockholders' equity	13,813,179	8,648,209
Noncontrolling interest	121,004	121,004
Total stockholders' equity	13,934,183	8,769,213

Total liabilities and stockholders' equity	$31,639,098	$25,308,057

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Revenues	$21,062,572	$8,023,759

Operating expenses:
Direct costs of revenue	3,277,841	1,672,631
General and administrative	3,719,958	2,190,182
Legal fees related to disputed subsidiary	58,672	126,013
Sales and marketing expenses	789,302	483,735
Bad debt expense	6,187,033	2,219,193
Depreciation and amortization	165,688	74,549
Total operating expenses	14,198,494	6,766,303

Income from operations	6,864,078	1,257,456

Other income (expense):
Other income	121	151
Gain on settlement of debt	–	47,100
Gain on settlement of assets	–	250
Gain on disposition of subsidiary	134,185	–
Loss on legal settlement	–	(69,800)
Interest expense	(96,751)	(187,844)
Total other income (expense)	37,555	(210,143)

Income before income taxes	6,901,633	1,047,313

Provision for income taxes	2,598,100	394,100

Net income attributable to Medytox Solutions	4,303,533	653,213

Preferred stock dividends	913,563	238,741

Net income attributable to Medytox Solutions common shareholders	$3,389,970	$414,472

Net income per common share:
Basic	$0.11	$0.01
Diluted	$0.11	$0.01

Weighted average number of common shares outstanding during the period:
Basic	30,043,053	29,563,504
Diluted	30,337,497	29,966,737

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$4,303,533	$653,213
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	165,688	74,549
Stock issued for services	–	62,500
Stock-based consulting fees	–	85,000
Bad debts	6,187,033	2,219,193
Accretion of loan costs as interest	–	65,817
Accretion of beneficial conversion feature as interest	3,278	–
Gain on disposition of subsidiary	(134,185)	–
Gain on disposal of equipment	–	(250)
Gain on settlement of debt	–	(47,100)
Changes in operating assets and liabilities:
Accounts receivable	(11,069,300)	(2,438,391)
Prepaid expenses and other current assets	(62,261)	103,442
Deferred tax assets	(1,331,400)	(313,800)
Security deposits	(25,820)	–
Accounts payable	78,767	(76,466)
Accrued expenses	(115,891)	69,910
Income tax liabilities	3,333,598	691,800
Deferred tax liabilities	33,000	16,100
Net cash provided by operating activities	1,366,040	1,165,517

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(387,407)	(132,195)
Cash received in sale of property and equipment	–	250
Cash advanced to related party	–	(80,111)
Cash advances to third parties	–	(655,052)
Cash paid for acquistions	(1,000,000)	(100,000)
Cash received in acquisitions	19,306	–
Net cash used in investing activities	(1,368,101)	(967,108)

Cash flows provided by (used in) financing activities:
Proceeds from the sale of common stock	–	116,000
Deferred issuance costs	–	(52,350)
Dividends on Series B preferred stock	(913,563)	(238,741)
Proceeds from issuance of notes payable	–	800,000
Payments on notes payable	(429,486)	(568,692)
Payments on capital lease obligations	(57,093)	(29,801)
Payments on related party loans	–	(95,000)
Common stock repurchased from lender	–	(75,000)
Net cash used in financing activities	(1,400,142)	(143,584)

Net increase (decrease) in cash	(1,402,203)	54,825

Cash at beginning of period	4,141,416	1,773,785

Cash at end of period	$2,739,213	$1,828,610

See accompanying notes to consolidated financial statements.

Continued

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$85,951	$87,709

Cash paid for taxes	$600,000	$–

Non-cash investing and financing activities:

Net liabilities (assets) acquired in acquisitions, net of cash	$969,486	$375,284
Goodwill	$(2,273,503)	$(975,284)
Contingent acquisition liability	$54,017	$–
Notes payable issued	$–	$600,000
Series D preferred stock	$20	$–
Additional paid in capital	$1,249,980	$–

Property and equipment acquired with issuance of notes payable	$–	$(18,249)
Notes payable issued	$–	$18,249

Common stock issued as payment of accrued bonuses:
Accrued bonuses	$(525,000)	$–
Common stock	$21	$–
Additional paid in capital	$524,979	$–

Capital lease assets acquired	$(249,111)	$–
Capital lease obligations	$249,111	$–

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 1 – Organization and Presentation

Organization

Medytox Solutions, Inc. (the “Company”) was incorporated in Nevada on July 19, 2005 as Casino Players, Inc. In the first half of 2011, Company management decided to reorganize the operations of the Company as a holding company to acquire and manage a number of companies in the medical services sector.

On March 18, 2014, the Company's wholly-owned subsidiary, Medytox Information Technology, Inc. (“MIT”), purchased 100% of the stock of Clinlab, Inc. ("Clinlab").  Clinlab develops and markets laboratory information management systems.

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

These unaudited financial statements should be read in conjunction with the 2013 audited annual financial statements included in the Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2014.

Reclassifications

Certain items on the statement of operations and the statement of cash flows for the three months ended March 31, 2013 have been reclassified to conform to current period presentation.

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

Legal fees related to the lawsuit were $58,672 and $126,013 for the three months ended March 31, 2014 and 2013, respectively, and $976,789 for the year ended December 31, 2013.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 2 – Disputed Subsidiary (Continued)

The Company has not received any financial statements of Trident since August 31, 2012.  The consolidated financial statements of the Company were prepared without the financial information relating to Trident.  Management believes that the financial information relating to Trident is immaterial to the consolidated financial statements as a whole.  The Company had established a disputed net income reserve of $397,918 as of December 31, 2013, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.  The assets and liabilities of Trident had been condensed and presented as assets, or liabilities, attributable to disputed activity in the December 31, 2013 consolidated balance sheet.  A separate $389,135 of commissions payable on Trident sales was included in liabilities attributable to disputed activity as of December 31, 2013.   Effective March 31, 2014, the Company’s management believes that the net assets of Trident are not recoverable and, as such, the Company has accounted for the disputed assets and liabilities as if they have been disposed, resulting in a gain on the disposition of $134,185.

Assets and liabilities of the disputed subsidiary as of March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013

Total assets	$-0-	$1,367,796

Total liabilities	$-0-	$1,104,063

Note 3 – Long-Lived Assets

Property and equipment at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013

Medical equipment	$723,128	$655,125

Equipment	145,945	111,265

Equipment under capital leases (See Note 6 - Capital Lease Obligations)	1,230,060	980,948

Furniture	213,104	206,587

Leasehold improvements	400,045	243,983

Vehicles	177,534	177,534

Computer equipment	324,414	235,507

Software	318,412	285,175

	3,532,642	2,896,124

Less accumulated depreciation	(905,431)	(739,743)

Property and equipment, net	$2,627,211	$2,156,381

Depreciation of property and equipment was $165,688 and $74,549 for the three months ended March 31, 2014 and 2013, respectively.

The Company has recorded medical licenses acquired from acquisitions in the amount of $3,190,613 as intangible property as of March 31, 2014 and December 31, 2013.  The medical licenses include licenses for Medicare and Medicaid, COLA Laboratory Accreditation, Clinical Laboratory Improvement Amendments (CLIA), and State of Florida (AHCA) Clinical Laboratory Licenses and have indefinite lives. As such, there was no amortization of intangible assets for the three months ended March 31, 2014 and 2013.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 3 – Long-Lived Assets (Continued)

Management is in the process of valuing any identifiable tangible and intangible assets of Clinlab, Inc. See Note 9 – Business Combinations.

Management periodically reviews the valuation of long-lived assets for potential impairments.  Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 4 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties.  At March 31, 2014 and December 31, 2013, notes payable consisted of the following:

	March 31,	December 31,
	2014	2013
Convertible debenture for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. The note was convertible at $2.50 per share. The due date of the note was extended from October 31, 2013 to February 5, 2014 by the lender. The note was paid in full on February 5, 2014.	$–	$100,000

Loan from TCA. Principal of $2,475,000 and $2,475,000, respectively, payable by January 15, 2014. The note was extended from January 15, 2014 to September 15, 2014 and is secured by all assets of the Company and its subsidiaries (other than Trident and MBC). See "TCA Global" below.	2,475,000	2,475,000

Acquisition note No.1 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	100,000	150,000

Acquisition note No. 2 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	100,000	150,000

Loan from former shareholders of Alethea Laboratories, Inc. in the amount of $344,650 at 4% interest, with principal payments of $24,618 due monthly starting March 15, 2013.	24,618	98,471

Commercial loan with a finance company, dated December 20, 2012, in the original amount of $18,249 and bearing interest at 12.59%. Principal and interest payments in the amount of $364 are payable for 72 months ending on January 3, 2019. This note was secured by a lien on a vehicle with a carrying value of $16,623 at December 31, 2013. The note was paid in full on March 26, 2014.	–	15,845

Commercial loan with a finance company, dated November 15, 2012, in the original amount of $18,008 and bearing interest at 15.07%. Principal and interest payments in the amount of $384 are payable for 72 months ending on November 30, 2018. This note was secured by a lien on a vehicle with a carrying value of $16,430 at December 31, 2013. The note was paid in full on March 26, 2014.	–	16,279

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 4 – Notes Payable (Continued)

	March 31,	December 31,
	2014	2013

Commercial loan with a finance company, dated November 28, 2012, in the original amount of $20,345 and bearing interest at 8.99%. Principal and interest payments in the amount of $368 are payable for 72 months ending on January 12, 2019. This note was secured by a lien on a vehicle with a carrying value of $18,300 at December 31, 2013. The note was paid in full on March 26, 2014.	–	17,676

Acquisition convertible note No. 1 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest and was due January 17, 2014. The note was convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $-0- and $1,639 at March 31, 2014 and December 31, 2013, respectively. See "Acquisition Convertible Notes" below.	250,000	248,361

Acquisition convertible note No. 2 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest and was due January 17, 2014. The note was convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $-0- and $1,639 at March 31, 2014 and December 31, 2013, respectively. See "Acquisition Convertible Notes" below.	250,000	248,361

Loan from former member of International Technologies, LLC in the remaining amount of $416,667 at the date of acquistion, at 1% interest, with principal payments of $83,333 due quarterly starting June 7, 2013.	83,335	166,668

Loan from former member of International Technologies, LLC in the remaining amount of $112,500 at the date of acquistion, at 1% interest, with principal payments of $22,500 due quarterly starting June 7, 2013.	22,500	45,000

	3,305,453	3,731,661

Less current portion	(3,305,453)	(3,689,554)

Notes payable, net of current portion	$–	$42,107

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 4 – Notes Payable (Continued)

TCA Global

On May 14, 2012, the Company borrowed $550,000 from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012 (the "Credit Agreement"), among Medytox, Medytox Medical Marketing & Sales, Inc. (“MMM&S”), Medytox Diagnostics, Inc. (“MDI”), PB Laboratories, LLC (“PB Labs”) and the Lender.  The funds were used for general corporate purposes.  Under the Credit Agreement, Medytox may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially was $550,000.

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

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 4 – Notes Payable (Continued)

TCA Global (Continued)

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

Acquisition Convertible Notes

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

Note 5 – Related Party Transactions

William Forhan, the Chief Executive Officer, and a director and shareholder of the Company, had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to Mr. Forhan was $57,100 at December 31, 2012. During the three months ended March 31, 2013, $10,000 was paid and the remaining $47,100 was released by Mr. Forhan.  The $47,100 was recorded as a capital contribution as additional paid in capital as of March 31, 2013.

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

On September 10, 2012, the Company entered into an Asset Purchase Agreement with DASH Software, LLC (“DASH”) for the purchase of certain software utilized by the Company in its operations for $150,000. Sharon Hollis, a Vice President and shareholder of the Company, is the managing member of DASH. During the three months ended March 31, 2013, the Company paid $33,070 to DASH pursuant to the Asset Purchase Agreement.

Note 6 – Capital Lease Obligations

The Company leases various assets under capital leases expiring in 2020 as follows:

	March 31,	December 31,
	2014	2013

Medical equipment	$1,230,060	$980,948
Less accumulated depreciation	(419,706)	(364,726)

Net	$810,354	$616,222

Depreciation expense on assets under capital leases was $54,980 and $31,012 for the three months ended March 31, 2014 and 2013, respectively.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 6 – Capital Lease Obligations (Continued)

Aggregate future minimum rentals under capital leases are as follows:

December 31,
2014	$232,836
2015	310,448
2016	170,512
2017	92,128
2018	35,575
Thereafter	68,186

Total	909,685

Less interest:	118,854

Present value of minimum lease payments	790,831

Less current portion of capital lease obligations	264,847

Capital lease obligations, net of current portion	$525,984

Note 7 – Stockholders’ Equity

Authorized Capital

The Company has 500,000,000 authorized shares of Common Stock at $0.0001 par value and 100,000,000 authorized shares of Preferred Stock at par value of $0.0001 per share.

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

On March 27, 2014, each of the holders of shares of Series B Preferred Stock entered into a purchase option agreement with the Company. Each agreement grants the Company an option to purchase any or all shares of Series B Preferred Stock held by the holder at any time through March 27, 2016 at a purchase price of $5,000 per share. Each holder agreed not to transfer or dispose of any shares of Series B Preferred Stock during the term of the option, other than to the Company upon an exercise of the option. Any exercise of an option is completely at the Company's discretion.

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

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Authorized Capital (Continued)

On March 17, 2014, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing up to 200,000 shares of Series D Convertible Preferred Stock at a $0.0001 par value per share ("Series D Preferred Stock"). The Series D shares are convertible into shares of Common Stock by the quotient of 5 divided by the product of 0.80 multiplied by the market price of the Company’s Common Stock at the date of conversion. After the earlier of the date the trading volume of the Common Stock exceeds an aggregate of 3,000,000 shares in any 30 day period or the date the Company sells shares of Common Stock in a firm commitment underwritten public offering with aggregate gross proceeds of at least $30,000,000, each share of Series D Preferred Stock shall be convertible into the number of shares of Common Stock equal to the quotient of (I) 5 divided by (ii) the market price of the Common Stock. All shares of Series D Preferred Stock outstanding on the second anniversary of the original issuance date shall be automatically converted into shares of Common Stock. The Series D shares also include voting rights of 1 vote for every share of Series D Preferred Stock and shall be entitled to dividends at the same time any dividend is paid or declared on any shares of the Company’s Common Stock.

Preferred Stock

During the three months ended March 31, 2014 and 2013, the Series B preferred shareholders earned dividends totaling $913,563 and $238,741, respectively, of which $481,215 was due and payable at March 31, 2014.

On March 18, 2014, 200,000 shares of Series D Preferred Stock of the Company were issued to the previous owners of Clinlab pursuant to a stock purchase agreement whereby the Company purchased all of the outstanding stock of Clinlab (See Note 9 – Business Combinations).

Common Stock

During the three months ended March 31, 2014, the Company issued an aggregate of 210,000 shares of the Company’s restricted common stock to six management executives and one consultant as partial payment of bonuses which were accrued at December 31, 2013. The shares were valued at $2.50, based on the price of shares sold to investors, for a total of $525,000.

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

The following summarizes 2013 Plan activity for the three months ended March 31, 2014:

Shares approved for issuance at plan inception	5,000,000

Options granted in 2014	(1,035,000)

Options cancelled in 2014	10,000

Restricted shares issued in 2014	(210,000)

Balance at March 31, 2014	3,765,000

Stock Options

On March 3, 2014, the Company’s board of directors granted stock options to purchase a total of 1,035,000 shares of the Company’s Common Stock under the 2013 Plan to various employees. The options were issued at an exercise price of $2.50, a term of 10 years, and 50% of the options vest each on the 6 month anniversary and 12 month anniversary of the grant date.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Stock Options (Continued)

The following summarizes options outstanding at December 31, 2013 and option activity for the three months ended March 31, 2014:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Balance at December 31, 2013	20,150,000	3,020,000	23,170,000	$5.33

Options granted	1,035,000	–	1,035,000	2.50

Options exercised	–	–	–

Options cancelled or expired	(210,000)	–	(210,000)	2.50

Balance at March 31, 2014	20,975,000	3,020,000	23,995,000	$5.14

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at March 31, 2014:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$2.50	8,375,000	4.29	$2.50	$–	7,250,000	$2.50	$–
$5.00	6,600,000	3.73	$5.00	–	6,500,000	$5.00	–
$10.00	6,000,000	8.76	$10.00	–	6,000,000	$10.00	–
	20,975,000		$5.43	$–	19,750,000	$5.60	$–

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at March 31, 2014:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$2.50	1,020,000	3.70	$2.50	$–	1,020,000	$2.50	$–
$5.00	1,000,000	3.76	$5.00	–	1,000,000	$5.00	–
$10.00	1,000,000	8.76	$10.00	–	1,000,000	$10.00	–
	3,020,000		$5.81	$–	3,020,000	$5.81	$–

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Stock Options (Continued)

During the three months ended March 31, 2014, the Company issued options to purchase a total of 1,035,000 shares of the Company’s common stock to various employees. These options have contractual lives of ten years and were valued at an average grant date fair value of $0.70 per option, or $724,500, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	5.375 years
Expected volatility	27.72%
Risk free interest rate	1.46%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As none of the options were vested as of March 31, 2014, no stock-based compensation was recorded for the three months ended March 31, 2014.

As of March 31, 2014, there was unrecognized compensation costs of $757,500 related to stock options. The Company expects to recognize those costs over a weighted average period of .57 years as of March 31, 2014. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Warrants

The following table summarizes warrant transactions for the three months ended March 31, 2014:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	term (years)	value

Granted in 2013	346,400	$3.22

Outstanding at December 31, 2013 and March 31, 2014	346,400	$3.22	0.82	$–

Exercisable at December 31, 2013 and March 31, 2014	346,400	$3.22	0.82	$–

Weighted Average Grant Date Fair Value		$0.25

During the three months ended March 31, 2013, the Company issued warrants to purchase a total of 46,400 shares of the Company’s common stock in conjunction with sales of Units. These warrants have contractual lives of twenty-three months and were valued at a grant date fair value of $-0- per warrant using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$0.01
Contractual term	23 months
Expected volatility	29.13%
Risk free interest rate	0.15%
Dividend yield	0

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Warrants (Continued)

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

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The $85,000 was expensed as stock-based consulting fees for the three months ended March 31, 2013.

Basic and Diluted Income Per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potential dilutive equivalent shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, convertible preferred stock, or warrants.

Basic and Diluted EPS were calculated as follows:

	Three Months Ended March 31,
	2014	2013
Basic:
Numerator - net income available to common stockholders	$3,389,970	$414,472
Denominator - weighted-average shares outstanding	30,043,053	29,563,504

Net income per share - Basic	$0.11	$0.01

Diluted:
Numerator:
Net income available to common stockholders	$3,389,970	$414,472
Interest expense on convertible debt, net of taxes	3,700	15,000
	$3,393,670	$429,472

Denominator:
Weighted-average shares outstanding	30,043,053	29,563,504
Weighted-average equivalent shares from convertible debt	222,222	200,000
Weighted-average equivalent shares from Series C convertible preferred stock	–	203,233
Weighted-average equivalent shares from Series D convertible preferred stock	72,222	–
	30,337,497	29,966,737

Net income per share - Diluted	$0.11	$0.01

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Basic and Diluted Income Per Share (Continued)

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2014 and 2013, the following potential common stock equivalents were excluded from the calculation of Diluted EPS as their effect was anti-dilutive:

	March 31,	March 31,
	2014	2013

Stock options outstanding	23,995,000	21,320,000
Warrants outstanding	346,400	346,400

	24,341,400	21,666,400

Note 8 – Income Taxes

Significant components of the income tax provision are summarized as follows:

	March 31,	March 31,
	2014	2013
Current provision:
Federal	$3,327,000	$625,100
State	569,500	66,700

Deferred provision:
Federal	(1,173,200)	(269,000)
State	(125,200)	(28,700)

	$2,598,100	$394,100

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the three months ended March 31, 2014 and 2013 is as follows:

	March 31,	March 31,
	2014	2013

Expected federal income tax at 34% statutory rate	34.0%	34.0%
State income taxes	4.2%	3.6%
Permanent differences	-0.6%	0.0%
Change in valuation allowance	0.0%	0.0%

	37.6%	37.6%

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 8 – Income Taxes (Continued)

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Deferred income tax assets:
Allowance for bad debts	$2,694,300	$1,362,900
Accrued compensation	385,700	385,700
Stock options	170,300	170,300
Total deferred income tax assets	$3,250,300	$1,918,900

Deferred income tax liabilities:
Property and equipment	$(80,100)	$(76,100)
Intangible amortization	(165,000)	(136,000)
Total deferred income tax liabilities	$(245,100)	$(212,100)

Net deferred income taxes:
Current	3,080,000	1,748,600
Non-current	(74,800)	(41,800)
	$3,005,200	$1,706,800

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

Note 9 – Business Combinations

The Company completed one acquisition during the three months ended March 31, 2014 and two during the year ended December 31, 2013.  The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of FASB ASC 805 “Business Combinations”.  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill.

Goodwill was attributable to the following subsidiaries as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Medical Billing Choices, Inc.	$1,202,112	$1,202,112

PB Laboratories, LLC	107,124	107,124

Biohealth Medical Laboratory, Inc.	116,763	116,763

Clinlab, Inc.	2,273,503	–

	$3,699,502	$1,425,999

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 9 – Business Combinations (Continued)

The goodwill attributed to Clinlab, Inc. is subject to adjustment by management as described below.

Clinlab, Inc.

On March 18, 2014, the Company, through its subsidiary, MIT, purchased all of the outstanding stock of Clinlab from two unrelated parties. The purchase price was an aggregate of $2,250,000, $1,000,000 in cash and 200,000 shares of Series D Preferred Stock of the Company, currently convertible into $1,250,000 of common stock of the Company at the date of conversion.

The following table summarizes the consideration given for Clinlab and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date. Management is in the process of valuing any identifiable tangible and intangible assets. Until the valuation is complete and values are assigned to tangible or intangible assets, if any, the entire amount of the excess of the consideration given over the net assets acquired is allocated to goodwill.

Consideration Given:

Cash	$1,000,000
Series D Preferred stock	1,250,000
Contingent acquisition liability	54,017

Total Consideration	$2,304,017

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$19,306
Accounts receivable	54,017
Prepaid expenses	242
Security deposit	700
Accounts payable and accrued expenses	(43,751)
Identified intangible assets	–
Total identifiable net assets	30,514

Goodwill and unidentified intangible assets	2,273,503

$2,304,017

Note 10 – Commitments and Contingencies

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

On July 2, 2013, a jury awarded Medytox Institute of Laboratory Medicine, Inc., our wholly-owned subsidiary ("MILM"), $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. and its shareholders and awarded Seamus Lagan $750,000 individually against Christopher Hawley for defamatory postings on the internet. The jury rejected every claim made against the MILM parties. All appeals have been dismissed.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 10 – Commitments and Contingencies (Continued)

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

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC. The Company has determined that there are no events that warrant disclosure or recognition in the consolidated financial statements.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

Medytox Solutions, Inc. (the “Company”, "Medytox", “we”, “us”, or “our”) is a holding company that owns and operates businesses in the medical services sector.  Our principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States.  In each of 2013 and the three months ended March 31, 2014, testing services to rehabilitation facilities represented over 90% of our revenues.

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

Company History

Medytox was organized on July 19, 2005 under the laws of the State of Nevada. In the first half of 2011, Company management decided to reorganize as a holding company to acquire and manage a number of companies in the medical services sector.

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

On October 12, 2012, MDI acquired the remaining 49.5% ownership in PB Laboratories, LLC that it did not already own. MDI now owns 100% of this laboratory.

On December 7, 2012, MDI entered into an agreement to acquire 50.5% ownership in Biohealth Medical Laboratory, Inc., a Miami-based clinical laboratory. The Company immediately initiated an investment program to increase the clinical lab testing capacity of blood and urine specimens at Biohealth Medical Laboratory, Inc.

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

On April 4, 2013, MDI purchased 100% of the membership interests of International Technologies, LLC ("International").  International operates a licensed clinical laboratory in Waldwick, New Jersey and is a licensed Medicare provider.

On July 2, 2013, the Company announced that a jury awarded MILM $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. and its shareholders and awarded Seamus Lagan $750,000 individually against Christopher Hawley for defamatory postings on the InvestorsHub website. The jury rejected every claim made against the MILM parties.

On March 18, 2014, the Company’s wholly-owned subsidiary, MIT, purchased 100% of the stock of Clinlab, Inc. ("Clinlab"), a Florida corporation. Clinlab develops and markets laboratory information management systems.

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

Results of Operations

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues

Revenues were $21,062,572 for the three months ended March 31, 2014 compared to $8,023,759 for the three months ended March 31, 2013, an increase of $13,038,813, or 163%. The increase is primarily due to the Company’s subsidiaries 1) Biohealth beginning operations in the second quarter of 2013 and 2) Alethea and EPIC beginning operations in the first quarter of 2014. Revenues for the Company’s laboratory operations, by subsidiary, were: PB Labs $6,928,259 and $7,949,148 for the three months ended March 31, 2014 and 2013, respectively; Biohealth $8,391,370 and $25,197 for the three months ended March 31, 2014 and 2013, respectively; Alethea $2,651,928 and $-0- for the three months ended March 31, 2014 and 2013, respectively; International $20,530 and $-0- for the three months ended March 31, 2014 and 2013, respectively; and EPIC $3,041,609 and $-0- for the three months ended March 31, 2014 and 2013, respectively.

Operating Expenses and Other Income

For the three months ended March 31, 2014, our total operating expenses were $14,198,494 compared to $6,766,303 for the three months ended March 31, 2013 resulting in an increase of $7,432,191, or 110%. The increase is attributable to increases in direct costs of revenue of $1,605,210, general and administrative expenses of $1,529,776, sales and marketing expenses of $305,567, bad debt expense of $3,967,840 and depreciation and amortization of $91,139, and a decrease in legal fees related to the Trident lawsuit of $67,341. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, legal fees, and consulting costs. The increases are directly attributable to the increase in revenues and the acquisitions of Alethea and International Tech, and the formation of EPIC, during 2013.

Our income from operations for the three months ended March 31, 2014 was $6,864,078 as compared to $1,257,456 for the three months ended March 31, 2013.

Other expenses incurred during the three months ended March 31, 2014 included: (i) interest expense of $96,751 (2013: $187,844) and (ii) loss on legal settlement of $-0- (2013: $69,800); offset by (iii) gain on the disposition of subsidiary of $134,185 (2013: $-0-); (iv) gain on the settlement of assets of $-0- (2013: $250); (v) gain on settlement of debt of $-0- (2013: $47,100); and (vi) other income (expense) of $121 (2013: $151).

Net income attributable to Medytox Solutions common shareholders for the three months ended March 31, 2014 was $3,389,970 compared to $414,472 for the three months ended March 31, 2013.

Disputed Segment

The dispute with Trident Laboratories, Inc. and its shareholders originated in 2012.  The assets and liabilities of Trident are excluded from the individual consolidated balance sheet line items and presented separately as assets and liabilities from disputed activity and operating activity for 2013 are excluded from the consolidated statement of operations. In addition, the Company had reserved $397,918 of net income from the disputed activity for the period from August 22, 2011 (date of acquisition) through December 31, 2013.  Effective March 31, 2014, the Company’s management believes that the net assets of Trident are not recoverable and as such, the Company has accounted for the disputed assets and liabilities as if they have been disposed, resulting in a gain on the disposition of $134,185. The net assets and liabilities attributable to the disputed activity are as follows at December 31, 2013:

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

For the three months ended March 31, 2014, we funded our operations through cash provided by operations, while for the three months ended March 31, 2013, we funded our operations through cash provided by operations, borrowings from third parties and sales of our common stock. Our principal use of funds during the three months ended March 31, 2014 has been for payments on borrowings, acquisitions and general corporate expenses. Management believes that based on the current level of operations and cash flow from operations, the Company will have sufficient liquidity to fund anticipated expenses and other commitments for the next twelve months.

Liquidity and Capital Resources during the Three Months ended March 31, 2014 compared to the Three Months ended March 31, 2013

As of March 31, 2014, we had cash of $2,739,213 and working capital of $4,894,374.  The Company generated cash flow from operations of $1,366,040 for the three months ended March 31, 2014 compared to cash provided by operations of $1,165,517 for the three months ended March 31, 2013. The cash flow from operating activities for the three months ended March 31, 2014 was primarily attributable to the Company's net income from operations of $4,303,533, increased by depreciation and amortization of $165,688, bad debts of $6,187,033, and accretion of beneficial conversion feature as interest of $3,278, and offset by the gain on disposition of subsidiary of $134,185 and the net changes in operating assets and liabilities of $9,159,307.  Cash provided by operations for the three months ended March 31, 2013 was primarily attributable to the Company's net income from operations of $653,213, increased by depreciation and amortization of $74,549, stock issued for services of $62,500, stock-based compensation of $85,000, bad debt expense of $2,219,193, and accretion of loan costs as interest of $65,817 and offset by the gain on settlement of debt of $47,100, gain on disposal of assets of $250, and net changes in operating assets and liabilities of $1,947,405.

Cash used in investing activities was $1,368,101 and $967,108 for the three months ended March 31, 2014 and 2013, respectively. Cash used in investing activities for the three months ended March 31, 2014 included $387,407 for the purchase of property and equipment and cash paid for acquisitions of $1,000,000, offset by cash received in acquisitions of $19,306. Cash used in investing activities for the three months ended March 31, 2013 was attributable to the purchase of property and equipment of $132,195, cash advanced to related parties of $80,111, cash advanced to third parties of $655,052, and cash paid for acquisitions of $100,000, offset by cash received for the sale of property and equipment of $250.

Cash used in financing activities was $1,400,142 and $143,584 for the three months ended March 31, 2014 and 2013, respectively. Cash used in financing activities for the three months ended March 31, 2014 included $913,563 of dividends on Series B Preferred Stock, payments on notes payable of $429,486, and payments on capital lease obligations of $57,093. Cash used in financing activities for the three months ended March 31, 2013 included $52,350 for deferred loan costs, dividends on Series B Preferred Stock of $238,741, payments on notes payable of $568,692, payments on capital lease obligations of $29,801, payments on related party loans of $95,000 and common stock repurchased from lender of $75,000, offset by proceeds received from the issuance of notes payable of $800,000 and proceeds received from the sale of common stock of $116,000.

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

On July 15, 2013, the Company borrowed an additional $500,000 from the Lender pursuant to the terms of Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013 ("Amendment No. 4"). In connection with Amendment No. 4, Alethea Laboratories, Inc. and International Technologies, LLC, wholly-owned subsidiaries of the Company, each entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty. The maturity date of the loan was extended to January 15, 2014 from the previous maturity date of September 3, 2013 (subject to the Lender’s continuing ability to call the loan upon 60 days written notice). On August 12, 2013, the Company made a payment of $550,000 on the note. The note has been extended by the Lender from January 15, 2014 to September 15, 2014. As of March 31, 2014, we are in compliance with all financial and nonfinancial covenants in the Credit Agreement, as amended.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements as of and for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 1. Legal Proceedings.

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

The Company announced, on July 2, 2013, a jury awarded Medytox Institute of Laboratory Medicine, Inc., its wholly-owned subsidiary ("MILM"), $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. and its shareholders and awarded Seamus Lagan $750,000 individually against Christopher Hawley for defamatory postings on the InvestorsHub website. The jury rejected every claim made against the MILM parties. All appeals have been dismissed.

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

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 18, 2014, an aggregate of 200,000 shares of Series D Preferred Stock were issued to the two sellers in connection with the acquisition of Clinlab, Inc.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit 3.1	Certificate of Designation for the Series D Convertible Preferred Stock, par value $0.0001 per share, of Medytox Solutions, Inc.[1]
Exhibit 10.1	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement[2]
Exhibit 10.2	Stock Purchase Agreement, dated as of March 18, 2014, by and among Clinlab, Inc., Daniel Stewart, James A. Wilson, Medytox Information Technology, Inc. and Medytox Solutions, Inc.[1]
Exhibit 10.3	Form of Purchase Option Agreement between Medytox Solutions, Inc., and each holder of Series B Preferred Stock[1]
Exhibit 10.4	Consulting Agreement, dated March15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd.[1]
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer **
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer **
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

1	Incorporated by reference to the Company’s report on Form 10-K, filed on March 31, 2014.

2	Incorporated by reference to the Company’s report on Form 8-K, filed on March 19, 2014.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDYTOX SOLUTIONS, INC.

Date: May 15, 2014	By:	/s/ William G. Forhan
William G. Forhan
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Jace Simmons
Jace Simmons
Chief Financial Officer (Principal Financial Officer)

