Form 10-Q
period 2014-06-30
Medytox Solutions, Inc.
filed 2014-08-13
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, the registrant had 30,281,386 shares of its Common Stock, $0.0001 par value, outstanding.

MEDYTOX SOLUTIONS, INC.

FORM 10-Q

JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDYTOX SOLUTIONS, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash	$3,175,760	$4,141,416
Accounts receivable, net	17,331,175	10,986,368
Prepaid expenses and other current assets	309,108	194,137
Deferred tax assets	3,534,700	1,748,600
Assets attributable to disputed activity	–	1,367,796

Total current assets	24,350,743	18,438,317

Property and equipment, net	4,501,488	2,156,381

Other assets:
Intangible assets	3,190,613	3,190,613
Goodwill	3,864,347	1,425,999
Deposits	153,286	96,747

Total assets	$36,060,477	$25,308,057

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Balance Sheets (Continued)

	June 30,	December 31,
	2014	2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,027,770	$1,755,965
Accrued expenses	2,208,868	2,855,884
Income tax liabilities	10,689,855	6,052,740
Disputed net income - Trident	–	397,918
Current portion of notes payable	3,075,000	3,689,554
Current portion of capital lease obligations	537,714	193,095
Liabilities attributable to disputed activity	–	1,104,063

Total current liabilities	18,539,207	16,049,219

Other liabilities:
Notes payable, net of current portion	–	42,107
Capital lease obligations, net of current portion	1,245,550	405,718
Deferred tax liabilities	91,600	41,800

Total liabilities	19,876,357	16,538,844

Commitments and contingencies

Stockholders' equity:
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock, $0.0001 par value, 5,000 shares authorized, 5,000 and 5,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Series C preferred stock, $0.0001 par value, 1,000,000 shares authorized, nil shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	–	–
Series D preferred stock, $0.0001 par value, 200,000 shares authorized, 200,000 and nil shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	20	–
Common stock, $0.0001 par value, 500,000,000 shares authorized, 30,281,386 and 29,996,386 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3,028	3,000
Additional paid-in-capital	3,928,675	1,905,223
Deferred issuance costs	–	(12,500)
Retained earnings	12,131,392	6,752,485
Total Medytox Solutions stockholders' equity	16,063,116	8,648,209
Noncontrolling interest	121,004	121,004
Total stockholders' equity	16,184,120	8,769,213

Total liabilities and stockholders' equity	$36,060,477	$25,308,057

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$20,784,426	$8,602,577	$41,846,998	$16,626,336

Operating expenses:
Direct costs of revenue	4,187,041	2,023,616	7,464,882	3,696,247
General and administrative	4,456,357	2,451,671	8,176,315	4,641,853
Legal fees related to disputed subsidiary	35,545	464,288	94,217	590,301
Sales and marketing expenses	1,245,982	748,949	2,035,284	1,232,684
Bad debt expense	4,830,727	1,857,792	11,017,760	4,076,985
Depreciation and amortization	230,482	129,484	396,170	204,033
Total operating expenses	14,986,134	7,675,800	29,184,628	14,442,103

Income from operations	5,798,292	926,777	12,662,370	2,184,233

Other income (expense):
Other income	132	58	253	209
Gain on settlement of debt	–	(47,100)	–	–
Gain on settlement of assets	–	100	–	350
Gain on disposition of subsidiary	–	–	134,185	–
Loss on legal settlement	–	–	–	(69,800)
Interest expense	(100,945)	(75,758)	(197,696)	(263,602)
Total other income (expense)	(100,813)	(122,700)	(63,258)	(332,843)

Income before income taxes	5,697,479	804,077	12,599,112	1,851,390

Provision for income taxes	2,198,000	120,800	4,796,100	514,900

Net income attributable to Medytox Solutions	3,499,479	683,277	7,803,012	1,336,490

Preferred stock dividends	1,510,542	244,365	2,424,105	483,106

Net income attributable to Medytox Solutions common shareholders	$1,988,937	$438,912	$5,378,907	$853,384

Net income per common share:
Basic	$0.07	$0.01	$0.18	$0.03
Diluted	$0.06	$0.02	$0.18	$0.03

Weighted average number of common shares outstanding during the period:
Basic	30,247,265	29,572,076	30,145,723	29,567,814
Diluted	30,669,487	29,955,309	30,482,862	29,931,047

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$7,803,012	$1,336,490
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	396,170	204,033
Stock issued in lieu of cash compensation	162,500	–
Stock issued for services	–	62,500
Stock-based compensation	61,000	–
Stock-based consulting fees	–	165,000
Bad debts	11,017,760	4,076,985
Accretion of loan costs as interest	–	112,092
Accretion of beneficial conversion feature as interest	3,278	16,784
Write-off of deferred issuance costs	12,500	–
Gain on disposition of subsidiary	(134,185)	–
Gain on disposal of equipment	–	(350)
Changes in operating assets and liabilities:
Accounts receivable	(17,215,280)	(5,525,312)
Prepaid expenses and other current assets	(114,730)	42,084
Deferred tax assets	(1,786,100)	1,181,900
Security deposits	(55,839)	–
Accounts payable	171,777	363,390
Accrued expenses	(365,235)	162,989
Income tax liabilities	4,637,115	(720,200)
Deferred tax liabilities	49,800	53,200
Net cash provided by operating activities	4,643,543	1,531,585

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(920,024)	(567,642)
Cash received in sale of property and equipment	–	350
Cash advanced to related party	–	(674,763)
Cash paid for acquisitions	(1,500,000)	(252,000)
Cash received in acquisitions	31,671	3,736
Net cash used in investing activities	(2,388,353)	(1,490,319)

Cash flows provided by (used in) financing activities:
Proceeds from the sale of common stock	–	116,000
Deferred issuance costs	–	(52,350)
Dividends on Series B preferred stock	(2,424,105)	(483,106)
Proceeds from issuance of notes payable	–	800,000
Payments on notes payable	(659,939)	(984,252)
Payments on capital lease obligations	(136,802)	(60,093)
Payments on related party loans	–	(95,000)
Common stock repurchased from lender	–	(100,000)
Net cash used in financing activities	(3,220,846)	(858,801)

Net increase (decrease) in cash	(965,656)	(817,535)

Cash at beginning of period	4,141,416	1,773,785

Cash at end of period	$3,175,760	$956,250

See accompanying notes to consolidated financial statements.

Continued

MEDYTOX SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$172,024	$177,373

Cash paid for taxes	$1,932,383	$–

Non-cash investing and financing activities:

Net liabilities acquired in acquisitions, net of cash	$959,331	$1,565,613
Goodwill	$(2,438,348)	$(2,640,613)
Accrued expenses	$150,000	$–
Contingent acquisition liability	$54,017	$–
Notes payable issued	$–	$1,075,000
Common stock	$1	$–
Series D preferred stock	$20	$–
Additional paid in capital	$1,274,979	$–

Property and equipment acquired with issuance of notes payable	$–	$(56,603)
Notes payable issued	$–	$56,603

Common stock issued as payment of accrued bonuses:
Accrued bonuses	$(525,000)	$–
Common stock	$21	$–
Additional paid in capital	$524,979	$–

Capital lease assets acquired	$(1,321,253)	$–
Capital lease obligations	$1,321,253	$–

Related party loans forgiven:
Loans and notes payable, related parties	$–	$(47,100)
Additional paid in capital	$–	$47,100

Beneficial conversion feature of convertible notes payable:
Notes payable	$–	$(55,558)
Additional paid in capital	$–	$55,558

Adjustment to purchase price for Biohealth Medical Laboratory, Inc.:
Goodwill	$–	$29,024
Notes payable issued	$–	$(24,678)
Accrued expenses	$–	$(4,346)

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 1 – Organization and Presentation

Organization

Medytox Solutions, Inc. (the “Company”) was incorporated in Nevada on July 20, 2005 as Casino Players, Inc. In the first half of 2011, Company management decided to reorganize the operations of the Company as a holding company to acquire and manage a number of companies in the medical services sector.

On March 18, 2014, the Company's wholly-owned subsidiary, Medytox Information Technology, Inc. (“MIT”), purchased 100% of the stock of Clinlab, Inc. ("Clinlab"). Clinlab develops and markets laboratory information management systems.

On May 9, 2014, the Company formed Medical Mime, Inc. (“Mime”), a Florida corporation, as a wholly-owned subsidiary.

On May 23, 2014, Mime purchased certain net assets, primarily consisting of software, of GlobalOne Information Technologies, LLC (“GlobalOne”). GlobalOne developed software and provided services for the Electronic Records Management (“ERM”) segment of the medical industry.

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

Reclassifications

Certain items on the statements of operations for the three and six months ended June 30, 2013 and the statement of cash flows for the six months ended June 30, 2013 have been reclassified to conform to current period presentation.

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

Legal fees related to the lawsuit were $35,545 and $464,288 for the three months ended June 30, 2014 and 2013, respectively, and $94,217 and $590,301 for the six months ended June 30, 2014 and 2013, respectively.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 2 – Disputed Subsidiary (Continued)

The Company has not received any financial statements of Trident since August 31, 2012. The consolidated financial statements of the Company were prepared without the financial information relating to Trident.  Management believes that the financial information relating to Trident is immaterial to the consolidated financial statements as a whole. The Company had established a disputed net income reserve of $397,918 as of December 31, 2013, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition. The assets and liabilities of Trident had been condensed and presented as assets, or liabilities, attributable to disputed activity in the December 31, 2013 consolidated balance sheet. A separate $389,135 of commissions payable on Trident sales was included in liabilities attributable to disputed activity as of December 31, 2013. Effective March 31, 2014, the Company’s management believed that the net assets of Trident are not recoverable and, as such, the Company has accounted for the disputed assets and liabilities as if they have been disposed, resulting in a gain on the disposition of $134,185.

Assets and liabilities of the disputed subsidiary as of June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013

Total assets	$-0-	$1,367,796

Total liabilities	$-0-	$1,104,063

Note 3 – Long-Lived Assets

Property and equipment at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013

Medical equipment	$723,128	$655,125

Equipment	197,929	111,265

Equipment under capital leases (See Note 6 - Capital Lease Obligations)	2,302,201	980,948

Furniture	227,965	206,587

Leasehold improvements	645,436	243,983

Vehicles	292,509	177,534

Computer equipment	372,526	235,507

Software	875,707	285,175

	5,637,401	2,896,124

Less accumulated depreciation	(1,135,913)	(739,743)

Property and equipment, net	$4,501,488	$2,156,381

Depreciation of property and equipment was $396,170 and $204,033 for the six months ended June 30, 2014 and 2013, respectively.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 3 – Long-Lived Assets (Continued)

The Company has recorded medical licenses acquired from acquisitions in the amount of $3,190,613 as intangible property as of June 30, 2014 and December 31, 2013. The medical licenses include licenses for Medicare and Medicaid, COLA Laboratory Accreditation, Clinical Laboratory Improvement Amendments (CLIA), and State of Florida (AHCA) Clinical Laboratory Licenses and have indefinite lives. As such, there was no amortization of intangible assets for the six months ended June 30, 2014 and 2013.

Management is in the process of valuing any identifiable tangible and intangible assets of Clinlab, Inc. and GlobalOne. See Note 9 – Business Combinations.

Management periodically reviews the valuation of long-lived assets for potential impairments. Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 4 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At June 30, 2014 and December 31, 2013, notes payable consisted of the following:

	June 30,	December 31,
	2014	2013
Convertible debenture for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. The note was convertible at $2.50 per share. The due date of the note was extended from October 31, 2013 to February 5, 2014 by the lender. The note was paid in full on February 5, 2014.	$–	$100,000

Loan from TCA. Principal of $2,475,000 and $2,475,000, respectively, payable by September 15, 2014 and is secured by all assets of the Company and certain of its subsidiaries. See "TCA Global" below.	2,475,000	2,475,000

Acquisition note No. 1 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	50,000	150,000

Acquisition note No. 2 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	50,000	150,000

Loan from former shareholders of Alethea Laboratories, Inc. in the amount of $344,650 at 4% interest, with principal payments of $24,618 due monthly starting March 15, 2013. The note was paid in full on April 1, 2014.	–	98,471

Commercial loan with a finance company, dated December 20, 2012, in the original amount of $18,249 and bearing interest at 12.59%. Principal and interest payments in the amount of $364 are payable for 72 months ending on January 3, 2019. This note was secured by a lien on a vehicle with a carrying value of $16,623 at December 31, 2013. The note was paid in full on March 26, 2014.	–	15,845

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 4 – Notes Payable (Continued)

	June 30,	December 31,
	2014	2013

Commercial loan with a finance company, dated November 15, 2012, in the original amount of $18,008 and bearing interest at 15.07%. Principal and interest payments in the amount of $384 are payable for 72 months ending on November 30, 2018. This note was secured by a lien on a vehicle with a carrying value of $16,430 at December 31, 2013. The note was paid in full on March 26, 2014.	–	16,279

Commercial loan with a finance company, dated November 28, 2012, in the original amount of $20,345 and bearing interest at 8.99%. Principal and interest payments in the amount of $368 are payable for 72 months ending on January 12, 2019. This note was secured by a lien on a vehicle with a carrying value of $18,300 at December 31, 2013. The note was paid in full on March 26, 2014.	–	17,676

Acquisition convertible note No. 1 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest and was due January 17, 2014. The note was convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $-0- and $1,639 at March 31, 2014 and December 31, 2013, respectively. See "Acquisition Convertible Notes" below.	250,000	248,361

Acquisition convertible note No. 2 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest and was due January 17, 2014. The note was convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $-0- and $1,639 at March 31, 2014 and December 31, 2013, respectively. See "Acquisition Convertible Notes" below.	250,000	248,361

Loan from former member of International Technologies, LLC in the remaining amount of $416,667 at the date of acquistion, at 1% interest, with principal payments of $83,333 due quarterly starting June 7, 2013. The note was paid in full on June 6, 2014.	–	166,668

Loan from former member of International Technologies, LLC in the remaining amount of $112,500 at the date of acquistion, at 1% interest, with principal payments of $22,500 due quarterly starting June 7, 2013. The note was paid in full on June 6, 2014.	–	45,000

	3,075,000	3,731,661

Less current portion	(3,075,000)	(3,689,554)

Notes payable, net of current portion	$–	$42,107

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

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

On March 4, 2013, Medytox borrowed an additional $800,000 from the Lender pursuant to the terms of Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013 ("Amendment No. 3"). These additional funds were used in accordance with management's discretion. In connection with Amendment No. 3, EPIC Reference Labs, Inc., a newly-formed wholly-owned subsidiary of Medytox ("EPIC"), entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

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

June 30, 2014

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

Note 5 – Related Party Transactions

William Forhan, the Chief Executive Officer, and a director and shareholder of the Company, had advanced loans to the Company for the payment of certain operating expenses. The loans were non-interest bearing and were due on demand. The amount outstanding to Mr. Forhan was $57,100 at December 31, 2012. During the six months ended June 30, 2013, $10,000 was paid and the remaining $47,100 was released by Mr. Forhan. The $47,100 was recorded as a capital contribution as additional paid in capital as of June 30, 2013.

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

On September 10, 2012, the Company entered into an Asset Purchase Agreement with DASH Software, LLC (“DASH”) for the purchase of certain software utilized by the Company in its operations for $150,000. Sharon Hollis, a Vice President and shareholder of the Company, is the managing member of DASH. During the six months ended June 30, 2013, the Company paid $33,070 to DASH pursuant to the Asset Purchase Agreement.

Note 6 – Capital Lease Obligations

The Company leases various assets under capital leases expiring in 2020 as follows:

	June 30,	December 31,
	2014	2013

Medical equipment	$2,302,201	$980,948
Less accumulated depreciation	(512,073)	(364,726)

Net	$1,790,128	$616,222

Depreciation expense on assets under capital leases was $147,347 and $62,024 for the six months ended June 30, 2014 and 2013, respectively.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 6 – Capital Lease Obligations (Continued)

Aggregate future minimum rentals under capital leases are as follows:

December 31,
2014	$335,344
2015	670,688
2016	530,752
2017	422,347
2018	35,575
Thereafter	68,186

Total	2,062,892

Less interest:	279,628

Present value of minimum lease payments	1,783,264

Less current portion of capital lease obligations	537,714

Capital lease obligations, net of current portion	$1,245,550

Note 7 – Stockholders’ Equity

Authorized Capital

The Company has 500,000,000 authorized shares of Common Stock at $0.0001 par value per share and 100,000,000 authorized shares of Preferred Stock at $0.0001 par value per share.

On October 1, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 5,000 shares of Series B Non-convertible Preferred Stock, at $0.0001 par value per share.  The Series B shares do not include any voting rights and allow for monthly dividends in an amount equal to the sum of 1) 10% of the amount of gross sales in excess of $1 million collected in the ordinary course of business, not to exceed $150,000, and 2) 15% of the amount of gross sales in excess of $2.5 million collected in the ordinary course of business. As of June 30, 2014 and December 31, 2013, there were 5,000 shares of Series B Preferred Stock outstanding.

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

On October 7, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 1,000,000 shares of Series C Convertible Preferred Stock, at $0.0001 par value per share. The Series C shares are convertible into shares of Common Stock by the quotient of 1 divided by the product of 0.80 multiplied by the market price of the Company’s Common Stock at the date of conversion. The Series C shares also include voting rights of 25 votes for every share of Series C Preferred Stock and shall be entitled to dividends at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. At June 30, 2014 and December 31, 2013, there were no Series C Preferred Shares outstanding.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Authorized Capital (Continued)

On March 17, 2014, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing up to 200,000 shares of Series D Convertible Preferred Stock at $0.0001 par value per share ("Series D Preferred Stock"). The Series D shares are convertible into shares of Common Stock by the quotient of 5 divided by the product of 0.80 multiplied by the market price of the Company’s Common Stock at the date of conversion. After the earlier of the date the trading volume of the Common Stock exceeds an aggregate of 3,000,000 shares in any 30 day period or the date the Company sells shares of Common Stock in a firm commitment underwritten public offering with aggregate gross proceeds of at least $30,000,000, each share of Series D Preferred Stock shall be convertible into the number of shares of Common Stock equal to the quotient of (i) 5 divided by (ii) the market price of the Common Stock. All shares of Series D Preferred Stock outstanding on the second anniversary of the original issuance date shall be automatically converted into shares of Common Stock. The Series D shares also include voting rights of 1 vote for every share of Series D Preferred Stock and are entitled to dividends at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. As of June 30, 2014 and December 31, 2013, there were 200,000 shares and no shares of Series D Preferred Stock outstanding, respectively.

Preferred Stock

During the six months ended June 30, 2014 and 2013, the Series B preferred shareholders earned dividends totaling $2,424,105 and $483,106, respectively, of which $385,244 was due and payable at June 30, 2014.

On March 18, 2014, 200,000 shares of Series D Preferred Stock of the Company were issued to the previous owners of Clinlab pursuant to a stock purchase agreement whereby the Company purchased all of the outstanding stock of Clinlab (See Note 9 – Business Combinations).

Common Stock

During the six months ended June 30, 2014, the Company issued an aggregate of 285,000 shares of the Company’s restricted common stock. The Company issued an aggregate of 210,000 shares under the Medytox Solutions, Inc. 2013 Incentive Compensation Plan to six management executives and one consultant as partial payment of bonuses which were accrued at December 31, 2013. The shares were valued at $2.50, based on the price of shares sold to investors, for a total of $525,000. An aggregate of 65,000 shares were issued to two employees pursuant to employment agreements, valued at $2.50, based on the price of shares sold to investors, for a total of $162,500. A total of 10,000 shares were issued to GlobalOne in connection with the acquisition of certain assets, valued at $2.50, based on the price of shares sold to investors, for a total of $25,000.

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

The following summarizes 2013 Plan activity for the six months ended June 30, 2014:

Shares approved for issuance at plan inception	5,000,000

Options granted in 2014	(1,435,000)

Options cancelled in 2014	10,000

Restricted shares issued in 2014	(210,000)

Balance at June 30, 2014	3,365,000

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Stock Options

The following summarizes options outstanding at December 31, 2013 and option activity for the six months ended June 30, 2014:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Balance at December 31, 2013	20,150,000	3,020,000	23,170,000	$5.33

Options granted	1,435,000	–	1,435,000	2.76

Options exercised	–	–	–

Options cancelled or expired	(210,000)	–	(210,000)	2.50

Balance at June 30, 2014	21,375,000	3,020,000	24,395,000	$5.06

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at June 30, 2014:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$2.50	8,625,000	4.01	$2.50	$–	7,450,000	$2.50	$–
$5.00	6,750,000	3.49	$5.00	–	6,600,000	$5.00	–
$10.00	6,000,000	8.51	$10.00	–	6,000,000	$10.00	–
	21,375,000		$5.39	$–	20,050,000	$5.57	$–

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at June 30, 2014:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$2.50	1,020,000	3.45	$2.50	$–	1,020,000	$2.50	$–
$5.00	1,000,000	3.51	$5.00	–	1,000,000	$5.00	–
$10.00	1,000,000	8.51	$10.00	–	1,000,000	$10.00	–
	3,020,000		$5.81	$–	3,020,000	$5.81	$–

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Stock Options (Continued)

During the six months ended June 30, 2014, the Company issued options to purchase a total of 100,000 shares of the Company’s common stock to an employee pursuant to terms of an employment agreement. These options have contractual lives of two years and were valued at an average grant date fair value of $0.25 per option, or $25,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	1 year
Expected volatility	24.43%
Risk free interest rate	0.30%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As the 100,000 options were vested as of June 30, 2014, $25,000 of stock-based compensation was recorded for the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Company issued options to purchase a total of 1,035,000 shares of the Company’s common stock to various employees. These options have contractual lives of ten years and were valued at an average grant date fair value of $0.70 per option, or $724,500, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	5.375 years
Expected volatility	27.72%
Risk free interest rate	1.46%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As none of the options were vested as of June 30, 2014, no stock-based compensation was recorded for the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Company issued options to purchase a total of 300,000 shares of the Company’s common stock to a director. These options have contractual lives of four years and were valued at an average grant date fair value of $0.18 per option, or $54,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	2 years
Expected volatility	24.43%
Risk free interest rate	0.43%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As 200,000 of the options were vested as of June 30, 2014, $36,000 of stock-based compensation was recorded for the six months ended June 30, 2014.

As of June 30, 2014, there was unrecognized compensation costs of $775,500 related to stock options. The Company expects to recognize those costs over a weighted average period of .40 years as of June 30, 2014. Future option grants will increase the amount of compensation expense to be recorded in these periods.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Warrants

The following table summarizes warrant transactions for the six months ended June 30, 2014:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	term (years)	value

Granted in 2013	346,400	$3.22

Outstanding at December 31, 2013 and June 30, 2014	346,400	$3.22	0.57	$–

Exercisable at December 31, 2013 and June 30, 2014	346,400	$3.22	0.57	$–

Weighted Average Grant Date Fair Value		$0.25

During the six months ended June 30, 2013, the Company issued warrants to purchase a total of 46,400 shares of the Company’s common stock in conjunction with sales of Units. These warrants have contractual lives of twenty-four months and were valued at a grant date fair value of $-0- per warrant using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$0.01
Contractual term	24 months
Expected volatility	29.13%
Risk free interest rate	0.15%
Dividend yield	0

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

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The $85,000 was expensed as stock-based consulting fees for the six months ended June 30, 2013.

Basic and Diluted Income Per Share

The Company computes income per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potential dilutive equivalent shares of common stock outstanding during the period using the treasury stock method and convertible debt and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, convertible debt, convertible preferred stock, or warrants.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Basic and Diluted Income Per Share (Continued)

Basic and Diluted EPS were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Numerator - net income available to common stockholders	$1,988,937	$438,912	$5,378,907	$853,384
Denominator - weighted-average shares outstanding	30,247,265	29,572,076	30,145,723	29,567,814

Net income per share - Basic	$0.07	$0.01	$0.18	$0.03

Diluted:
Numerator:
Net income available to common stockholders	$1,988,937	$438,912	$5,378,907	$853,384
Interest expense on convertible debt, net of taxes	3,739	12,500	7,439	27,500
	$1,992,676	$451,412	$5,386,346	$880,884

Denominator:
Weighted-average shares outstanding	30,247,265	29,572,076	30,145,723	29,567,814
Weighted-average equivalent shares from convertible debt	222,222	180,000	222,222	160,000
Weighted-average equivalent shares from Series C convertible preferred stock	–	203,233	–	203,233
Weighted-average equivalent shares from Series D convertible preferred stock	200,000	–	114,917	–
	30,669,487	29,955,309	30,482,862	29,931,047

Net income per share - Diluted	$0.06	$0.02	$0.18	$0.03

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2014 and 2013, the following potential common stock equivalents were excluded from the calculation of Diluted EPS as their effect was anti-dilutive:

	June 30,
	2014	2013

Stock options outstanding	24,395,000	21,920,000
Warrants outstanding	346,400	346,400

	24,741,400	22,266,400

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 8 – Income Taxes

Significant components of the income tax provision are summarized as follows:

	June 30,
	2014	2013
Current provision:
Federal	$5,577,600	$650,700
State	954,800	69,500

Deferred provision:
Federal	(1,568,800)	(185,500)
State	(167,500)	(19,800)

	$4,796,100	$514,900

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the six months ended June 30, 2014 and 2013 is as follows:

	June 30,
	2014	2013

Expected federal income tax at 34% statutory rate	34.0%	34.0%
State income taxes	4.1%	3.6%
Permanent differences	-0.1%	0.0%
Change in valuation allowance	0.0%	0.0%

	38.0%	37.6%

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Deferred income tax assets:
Allowance for bad debts	$3,186,600	$1,362,900
Accrued compensation	348,100	385,700
Stock options	193,200	170,300
Total deferred income tax assets	$3,727,900	$1,918,900

Deferred income tax liabilities:
Property and equipment	$(90,900)	$(76,100)
Intangible amortization	(193,900)	(136,000)
Total deferred income tax liabilities	$(284,800)	$(212,100)

Net deferred income taxes:
Current	3,534,700	1,748,600
Non-current	(91,600)	(41,800)
	$3,443,100	$1,706,800

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 8 – Income Taxes (Continued)

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

Note 9 – Business Combinations

The Company completed two acquisitions during the six months ended June 30, 2014 and two during the year ended December 31, 2013. The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of FASB ASC 805 “Business Combinations”. As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill.

Goodwill was attributable to the following subsidiaries as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Medical Billing Choices, Inc.	$1,202,112	$1,202,112

PB Laboratories, LLC	107,124	107,124

Biohealth Medical Laboratory, Inc.	116,763	116,763

Clinlab, Inc.	2,261,532	–

GlobalOne Information Technologies, LLC	176,816	–

	$3,864,347	$1,425,999

The goodwill attributed to Clinlab, Inc. and the assets acquired from GlobalOne Information Technologies, LLC is subject to adjustment by management as described below.

GlobalOne Information Technologies, LLC

On May 23, 2014, the Company, through its subsidiary, Mime, purchased certain net assets, primarily consisting of software, of GlobalOne. The purchase price was an aggregate of $675,000, $500,000 in cash, 10,000 shares of Common Stock, and $150,000 in cash payable six months after the date of closing.

The following table summarizes the consideration given for the net assets of GlobalOne and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date. Management is in the process of valuing any identifiable tangible and intangible assets. Until the valuation is complete and values are assigned to tangible or intangible assets, if any, the entire amount of the excess of the consideration given over the net assets acquired is allocated to goodwill.

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 9 – Business Combinations (Continued)

GlobalOne Information Technologies, LLC (Continued)

Consideration Given:

Cash	$500,000
Common stock	25,000
Acquisition liability	150,000

Total Consideration	$675,000

Fair value of identifiable assets acquired and liabilities assumed:

Accounts receivable	93,270
Accounts payable and accrued expenses	(95,086)
Software	500,000
Identified intangible assets	–
Total identifiable net assets	498,184

Goodwill and unidentified intangible assets	176,816

$675,000

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

Consideration Given:

Cash	$1,000,000
Series D Preferred stock	1,250,000
Contingent acquisition liability	54,017

Total Consideration	$2,304,017

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$31,671
Accounts receivable	54,017
Prepaid expenses	241
Security deposit	700
Accounts payable and accrued expenses	(44,144)
Identified intangible assets	–
Total identifiable net assets	42,485

Goodwill and unidentified intangible assets	2,261,532

$2,304,017

MEDYTOX SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

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

The Company filed an action on February 14, 2014 in the United States District Court for the Southern District of Florida against Reginald Samuels and Ralph Perricelli seeking, among other things, a declaration that the convertible debentures in the aggregate amount of $500,000 that the Company issued to Mr. Samuels and Mr. Perricelli as part of the consideration for the purchase of their interests in International Technologies, LLC are null and void. Mr. Samuels and Mr. Perricelli have been served and the litigation is ongoing.

On October 21, 2013, Mr. Samuels filed a complaint in the Superior Court of New Jersey (Bergen County) against the Company and Medytox Diagnostics, Inc. alleging breach of contract under his employment agreement and the agreement under which International Technologies, LLC was acquired; unjust enrichment; fraud; intentional and negligent misrepresentation; and breach of an implied duty of good faith and fair dealing and seeking an accounting. On December 20, 2013, Mr. Perricelli filed a similar action in the same court. The Company believes all these claims are without merit.

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

Company Overview

Medytox Solutions, Inc. (the “Company”, "Medytox", “we”, “us”, or “our”) is a holding company that owns and operates businesses in the medical services sector.  Our principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States.  In each of 2013 and the six months ended June 30, 2014, testing services to rehabilitation facilities represented over 90% of our revenues.

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

Company History

Medytox was organized on July 20, 2005 under the laws of the State of Nevada. In the first half of 2011, Company management decided to reorganize as a holding company to acquire and manage a number of companies in the medical services sector.

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

On May 9, 2014, the Company formed Medical Mime, Inc. (“Mime”), a Florida corporation, as a wholly-owned subsidiary.

On May 23, 2014, Mime purchased certain net assets, primarily consisting of software, of GlobalOne Information Technologies, LLC (“GlobalOne”). GlobalOne developed software and provided services for the Electronic Records Management (“ERM”) segment of the medical industry.

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

Results of Operations

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues

Revenues were $20,784,426 for the three months ended June 30, 2014 compared to $8,602,577 for the three months ended June 30, 2013, an increase of $12,181,849, or 142%. The increase is primarily due to the Company’s subsidiaries 1) Biohealth beginning operations in the second quarter of 2013 and 2) Alethea and EPIC beginning operations in the first quarter of 2014. Revenues for the Company’s laboratory operations, by subsidiary, were: PB Labs $7,140,140 and $6,261,127 for the three months ended June 30, 2014 and 2013, respectively; Biohealth $6,764,512 and $2,273,278 for the three months ended June 30, 2014 and 2013, respectively; Alethea $3,046,169 and $-0- for the three months ended June 30, 2014 and 2013, respectively; International $33,303 and $37,523 for the three months ended June 30, 2014 and 2013, respectively; and EPIC $3,516,099 and $-0- for the three months ended June 30, 2014 and 2013, respectively.

Operating Expenses and Other Income

For the three months ended June 30, 2014, our total operating expenses were $14,986,134 compared to $7,675,800 for the three months ended June 30, 2013 resulting in an increase of $7,310,334, or 95%. The increase is attributable to increases in direct costs of revenue of $2,163,425, general and administrative expenses of $2,004,686, sales and marketing expenses of $497,033, bad debt expense of $2,972,935 and depreciation and amortization of $100,998, and a decrease in legal fees related to the Trident lawsuit of $428,743. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, legal fees, and consulting costs. The increases are directly attributable to the increase in revenues of Biohealth, Alethea and EPIC.

Our income from operations for the three months ended June 30, 2014 was $5,798,292 as compared to $926,777 for the three months ended June 30, 2013.

Other expenses incurred during the three months ended June 30, 2014 included: (i) interest expense of $100,945 (2013: $75,758) and (ii) gain on settlement of debt of $-0- (2013: $47,100); offset by (iii) gain on the settlement of assets of $-0- (2013: $100); and (v) other income (expense) of $132 (2013: $58).

Net income attributable to Medytox Solutions common shareholders for the three months ended June 30, 2014 was $1,988,937 compared to $438,912 for the three months ended June 30, 2013.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenues

Revenues were $41,846,998 for the six months ended June 30, 2014 compared to $16,626,336 for the six months ended June 30, 2013, an increase of $25,220,662, or 152%. The increase is primarily due to the Company’s subsidiaries 1) Biohealth beginning operations in the second quarter of 2013 and 2) Alethea and EPIC beginning operations in the first quarter of 2014. Revenues for the Company’s laboratory operations, by subsidiary, were: PB Labs $14,068,399 and $14,210,275 for the six months ended June 30, 2014 and 2013, respectively; Biohealth $15,155,882 and $2,298,475 for the six months ended June 30, 2014 and 2013, respectively; Alethea $5,698,097 and $-0- for the six months ended June 30, 2014 and 2013, respectively; International $53,833 and $37,523 for the six months ended June 30, 2014 and 2013, respectively; and EPIC $6,557,708 and $-0- for the six months ended June 30, 2014 and 2013, respectively.

Operating Expenses and Other Income

For the six months ended June 30, 2014, our total operating expenses were $29,184,628 compared to $14,442,103 for the six months ended June 30, 2013 resulting in an increase of $14,742,525, or 102%. The increase is attributable to increases in direct costs of revenue of $3,768,635, general and administrative expenses of $3,534,462, sales and marketing expenses of $802,600, bad debt expense of $6,940,775 and depreciation and amortization of $192,137, and a decrease in legal fees related to the Trident lawsuit of $496,084. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, legal fees, and consulting costs. The increases are directly attributable to the increase in revenues of Biohealth, Alethea and EPIC.

Our income from operations for the six months ended June 30, 2014 was $12,662,370 as compared to $2,184,233 for the six months ended June 30, 2013.

Other expenses incurred during the six months ended June 30, 2014 included: (i) interest expense of $197,696 (2013: $263,602) and (ii) loss on legal settlement of $-0- (2013: $69,800); offset by (iii) gain on the disposition of subsidiary of $134,185 (2013: $-0-); (iv) gain on the settlement of assets of $-0- (2013: $350); and (v) other income (expense) of $253 (2013: $209).

Net income attributable to Medytox Solutions common shareholders for the six months ended June 30, 2014 was $5,378,907 compared to $853,384 for the six months ended June 30, 2013.

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

Liquidity and Capital Resources

Overview

The Company historically has utilized cash from operations and various credit facilities to fund working capital needs, acquisitions and capital expenditures. Future cash needs for working capital, acquisitions and capital expenditures may require management to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

For the six months ended June 30, 2014, we funded our operations through cash provided by operations, while for the six months ended June 30, 2013, we funded our operations through cash provided by operations, borrowings from third parties and sales of our common stock. Our principal use of funds during the six months ended June 30, 2014 has been for payments on borrowings, acquisitions and general corporate expenses. Management believes that based on the current level of operations and cash flow from operations, the Company will have sufficient liquidity to fund anticipated expenses and other commitments for the next twelve months.

Liquidity and Capital Resources during the Six months ended June 30, 2014 compared to the Six months ended June 30, 2013

As of June 30, 2014, we had cash of $3,175,760 and working capital of $5,811,536.  The Company generated cash flow from operations of $4,643,543 for the six months ended June 30, 2014 compared to cash provided by operations of $1,531,585 for the six months ended June 30, 2013. The cash flow from operating activities for the six months ended June 30, 2014 was primarily attributable to the Company's net income from operations of $7,803,012, increased by depreciation and amortization of $396,170, stock issued in lieu of cash compensation of $162,500, stock option expense of $61,000, bad debts of $11,017,760, write-off of deferred issuance costs of $12,500 and accretion of beneficial conversion feature as interest of $3,278, offset by the gain on disposition of subsidiary of $134,185 and the net changes in operating assets and liabilities of $14,526,676. Cash provided by operations for the six months ended June 30, 2013 was primarily attributable to the Company's net income from operations of $1,336,490, increased by depreciation and amortization of $204,033, stock issued for services of $62,500, stock-based compensation of $165,000, bad debt expense of $4,076,985, accretion of loan costs as interest of $112,092 and accretion of beneficial conversion feature as interest of $16,784, offset by the gain on disposal of assets of $350, and net changes in operating assets and liabilities of $4,441,949.

Cash used in investing activities was $2,388,353 and $920,024 for the six months ended June 30, 2014 and 2013, respectively. Cash used in investing activities for the six months ended June 30, 2014 included $1,571,840 for the purchase of property and equipment and cash paid for acquisitions of $1,000,000, offset by cash received in acquisitions of $31,671. Cash used in investing activities for the six months ended June 30, 2013 was attributable to the purchase of property and equipment of $567,642, cash advanced to related parties of $674,763, and cash paid for acquisitions of $252,000, offset by cash received for the sale of property and equipment of $350 and cash received in acquisitions of $3,736.

Cash used in financing activities was $3,220,846 and $858,801 for the six months ended June 30, 2014 and 2013, respectively. Cash used in financing activities for the six months ended June 30, 2014 included $2,424,105 of dividends on Series B Preferred Stock, payments on notes payable of $659,939, and payments on capital lease obligations of $136,802. Cash used in financing activities for the six months ended June 30, 2013 included $52,350 for deferred loan costs, dividends on Series B Preferred Stock of $483,106, payments on notes payable of $984,252, payments on capital lease obligations of $60,093, payments on related party loans of $95,000 and common stock repurchased from lender of $100,000, offset by proceeds received from the issuance of notes payable of $800,000 and proceeds received from the sale of common stock of $116,000.

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

On March 4, 2013, Medytox borrowed an additional $800,000 from the Lender pursuant to the terms of Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013 ("Amendment No. 3"). These additional funds were used in accordance with management's discretion. In connection with Amendment No. 3, EPIC Reference Labs, Inc., a newly-formed wholly-owned subsidiary of Medytox, entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

On July 15, 2013, the Company borrowed an additional $500,000 from the Lender pursuant to the terms of Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013 ("Amendment No. 4"). In connection with Amendment No. 4, Alethea Laboratories, Inc. and International Technologies, LLC, wholly-owned subsidiaries of the Company, each entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty. The maturity date of the loan was extended to January 15, 2014 from the previous maturity date of September 3, 2013 (subject to the Lender’s continuing ability to call the loan upon 60 days written notice). On August 12, 2013, the Company made a payment of $550,000 on the note. The note has been extended by the Lender from January 15, 2014 to September 15, 2014. As of June 30, 2014, we are in compliance with all financial and nonfinancial covenants in the Credit Agreement, as amended. From July 1, 2014 to August 11, 2014, the Company made payments totalling $2,159,532 on the note leaving a balance of $315,468.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company filed an action on February 14, 2014 in the United States District Court for the Southern District of Florida against Reginald Samuels and Ralph Perricelli seeking, among other things, a declaration that the convertible debentures in the aggregate amount of $500,000 that the Company issued to Mr. Samuels and Mr. Perricelli as part of the consideration for the purchase of their interests in International Technologies, LLC are null and void. Mr. Samuels and Mr. Perricelli have been served and the litigation is ongoing.

On October 21, 2013, Mr. Samuels filed a complaint in the Superior Court of New Jersey (Bergen County) against the Company and Medytox Diagnostics, Inc. alleging breach of contract under his employment agreement and the agreement under which International Technologies, LLC was acquired; unjust enrichment; fraud; intentional and negligent misrepresentation; and breach of an implied duty of good faith and fair dealing and seeking an accounting. On December 20, 2013, Mr. Perricelli filed a similar action in the same court. The Company believes all these claims are without merit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 10, 2014, 25,000 shares of common stock were issued to an employee pursuant to terms of an employment agreement.

On May 23, 2014, 10,000 shares of common stock were issued to GlobalOne in connection with the sale of certain assets to the Company.

On May 30, 2014, 40,000 shares of common stock were issued to an employee pursuant to terms of an employment agreement.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

MEDYTOX SOLUTIONS, INC.

Date: August 13, 2014	By: /s/ William G. Forhan
William G. Forhan
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2014	By: /s/ Jace Simmons
Jace Simmons
Chief Financial Officer (Principal Financial Officer)

