Form 10-Q
period 2014-09-30
Medytox Solutions, Inc.
filed 2014-11-19
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-54346

MEDYTOX SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0902-741
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 South Australian Ave., 8th Floor West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

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

As of November 17, 2014, the registrant had 29,039,836 shares of its Common Stock, $0.0001 par value, outstanding.

MEDYTOX SOLUTIONS, INC.

FORM 10-Q

SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDYTOX SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash	$1,763,728	$4,141,416
Accounts receivable, net	21,375,024	10,986,368
Prepaid expenses and other current assets	334,108	194,137
Deferred tax assets	686,700	1,748,600
Assets attributable to disputed activity	–	1,367,796

Total current assets	24,159,560	18,438,317

Property and equipment, net	5,328,297	2,156,381

Other assets:
Intangible assets	3,190,613	3,190,613
Goodwill	5,317,347	1,425,999
Deposits	173,278	96,747

Total assets	$38,169,095	$25,308,057

See accompanying notes to condensed consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Condensed Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2014	2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,301,101	$1,755,965
Accrued expenses	3,365,644	2,855,884
Income tax liabilities	9,557,545	6,052,740
Disputed net income - Trident	–	397,918
Current portion of notes payable	800,000	3,689,554
Current portion of capital lease obligations	727,601	193,095
Liabilities attributable to disputed activity	–	1,104,063

Total current liabilities	16,751,891	16,049,219

Other liabilities:
Notes payable, net of current portion	100,000	42,107
Capital lease obligations, net of current portion	1,617,727	405,718
Deferred tax liabilities	42,000	41,800

Total liabilities	18,511,618	16,538,844

Commitments and contingencies

Stockholders' equity:
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock, $0.0001 par value, 5,000 shares authorized, 5,000 and 5,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1	1
Series C preferred stock, $0.0001 par value, 1,000,000 shares authorized, nil shares issued and outstanding at each of September 30, 2014 and December 31, 2013	–	–
Series D preferred stock, $0.0001 par value, 200,000 shares authorized, 200,000 and nil shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	20	–
Series E preferred stock, $0.0001 par value, 100,000 shares authorized, 100,000 and nil shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	10	–
Common stock, $0.0001 par value, 500,000,000 shares authorized, 29,039,386 and 29,996,386 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,904	3,000
Additional paid-in-capital	5,062,539	1,905,223
Deferred issuance costs	–	(12,500)
Retained earnings	14,470,999	6,752,485
Total Medytox Solutions stockholders' equity	19,536,473	8,648,209
Noncontrolling interest	121,004	121,004
Total stockholders' equity	19,657,477	8,769,213

Total liabilities and stockholders' equity	$38,169,095	$25,308,057

See accompanying notes to condensed consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues
Gross charges (net of contractual allowances and discounts)	$22,829,064	$16,729,526	$64,676,062	$33,355,862
Provision for bad debts	(4,613,097)	(3,717,376)	(15,630,857)	(7,794,361)
Net Revenues	$18,215,967	$13,012,150	$49,045,205	$25,561,501

Operating expenses:
Direct costs of revenue	4,136,520	3,291,530	11,601,402	6,987,777
General and administrative	5,898,715	4,529,506	14,075,030	9,171,359
Legal fees related to disputed subsidiary	–	267,286	94,217	857,587
Sales and marketing expenses	1,472,298	691,159	3,507,582	1,923,843
Depreciation and amortization	404,557	118,998	800,727	323,031
Total operating expenses	11,912,090	8,898,479	30,078,958	19,263,597

Income from operations	6,303,877	4,113,671	18,966,247	6,297,904

Other income (expense):
Other income	152	64	405	273
Gain on settlement of assets	–	400	–	750
Gain on disposition of subsidiary		–	134,185	–
Loss on legal settlement	–	(100,000)	–	(169,800)
Interest expense	(118,603)	(68,785)	(316,299)	(332,387)
Total other income (expense)	(118,451)	(168,321)	(181,709)	(501,164)

Income before income taxes	6,185,426	3,945,350	18,784,538	5,796,740

Provision for income taxes	2,454,205	1,141,000	7,250,305	1,655,900

Net income attributable to Medytox Solutions	3,731,221	2,804,350	11,534,233	4,140,840

Preferred stock dividends	1,391,614	913,132	3,815,719	1,396,238

Net income attributable to Medytox Solutions common shareholders	$2,339,607	$1,891,218	$7,718,514	$2,744,602

Net income per common share:
Basic	$0.08	$0.06	$0.26	$0.09
Diluted	$0.08	$0.06	$0.25	$0.09

Weighted average number of common shares outstanding during the period:
Basic	30,281,386	29,692,110	30,186,893	29,610,287
Diluted	30,741,651	30,217,565	30,565,526	30,059,226

See accompanying notes to condensed consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from (used in) operating activities:
Net income	$11,534,233	$4,140,840
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	800,727	323,031
Stock issued in lieu of cash compensation	162,500	–
Stock issued for services	–	62,500
Stock-based compensation	394,750	452,500
Stock-based consulting fees	–	85,000
Bad debts	15,630,857	7,794,361
Accretion of loan costs as interest	–	155,342
Accretion of beneficial conversion feature as interest	3,278	34,532
Write-off of deferred issuance costs	12,500	–
Gain on disposition of subsidiary	(134,185)	–
Gain on disposal of equipment	–	(750)
Changes in operating assets and liabilities:
Accounts receivable	(25,792,226)	(11,647,148)
Prepaid expenses and other current assets	(139,730)	(25,078)
Deferred tax assets	1,061,900	787,500
Security deposits	(75,831)	(131,213)
Accounts payable	185,108	704,636
Accrued expenses	791,541	1,497,823
Income tax liabilities	3,504,805	789,200
Deferred tax liabilities	200	79,200
Net cash provided by operating activities	7,940,427	5,102,276

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(1,417,979)	(862,645)
Cash received in sale of property and equipment	–	750
Cash paid for acquisitions	(1,600,000)	(735,052)
Cash received in acquisitions	31,671	3,735
Net cash used in investing activities	(2,986,308)	(1,593,212)

Cash flows provided by (used in) financing activities:
Proceeds from the sale of common stock	–	116,000
Deferred issuance costs	–	(103,949)
Dividends on Series B preferred stock	(3,815,719)	(1,396,238)
Proceeds from issuance of notes payable	–	1,300,000
Payments on notes payable	(3,234,939)	(2,278,910)
Payments on capital lease obligations	(281,149)	(86,705)
Payments on related party loans	–	(195,000)
Common stock repurchased from lender	–	(100,000)
Net cash used in financing activities	(7,331,807)	(2,744,802)

Net increase (decrease) in cash	(2,377,688)	764,262

Cash at beginning of period	4,141,416	1,773,785

Cash at end of period	$1,763,728	$2,538,047

See accompanying notes to condensed consolidated financial statements.

Continued

MEDYTOX SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$258,087	$257,963

Cash paid for taxes	$2,720,498	$–

Non-cash investing and financing activities:

Net liabilities acquired in acquisitions, net of cash	$1,212,331	$1,565,613
Goodwill	$(3,891,348)	$(2,640,613)
Contingent acquisition liability	$54,017	$–
Acquisition payment liabilities	$150,000	$–
Notes payable issued	$400,000	$1,075,000
Common stock	$1	$–
Series D preferred stock	$20	$–
Series E preferred stock	$10	$–
Additional paid in capital	$2,074,969	$–

Property and equipment acquired with issuance of notes payable	$–	$(56,603)
Notes payable issued	$–	$56,603

Common stock issued as payment of accrued bonuses:
Accrued bonuses	$(525,000)	$–
Common stock	$21	$–
Additional paid in capital	$524,979	$–

Capital lease assets acquired	$(2,027,664)	$–
Capital lease obligations	$2,027,664	$–

1,241,550 common shares returned and cancelled from Officer and Director:
Common stock	$(124)	$–
Additional paid in capital	$124	$–

Related party loans forgiven:
Loans and notes payable, related parties	$–	$(47,100)
Additional paid in capital	$–	$47,100

Beneficial conversion feature of convertible notes payable:
Notes payable	$–	$(55,558)
Additional paid in capital	$–	$55,558

Adjustment to purchase price for Biohealth Medical Laboratory, Inc.:
Goodwill	$–	$29,024
Notes payable issued	$–	$(24,678)
Accrued expenses	$–	$(4,346)

Adjustment to purchase price for Medical Billing Choices, Inc.:
Goodwill	$–	$(400,000)
Common Stock	$–	$16
Additional paid in capital	$–	$399,984

See accompanying notes to condensed consolidated financial statements.

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

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

On May 9, 2014, the Company formed Medical Mime, Inc. (“Mime”), a Florida corporation, as a wholly-owned subsidiary.

On May 23, 2014, Mime purchased certain net assets, primarily consisting of software, of GlobalOne Information Technologies, LLC (“GlobalOne”). GlobalOne developed software and provided services for the Electronic Health Records (“EHR”) segment of the medical industry.

On August 26, 2014, the Company's wholly-owned subsidiary, Medytox Diagnostics, Inc. (“MDI”), purchased 100% of the stock of Epinex Diagnostics Laboratories, Inc. ("Epinex"), a clinical laboratory in Tustin, California.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for the interim periods reported in this Form 10-Q. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2013 audited annual financial statements included in the Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2014.

The historical accounting for the Company’s Series B Preferred shares is currently being evaluated. (See Note 7). Management believes that the unaudited condensed financial statements herein and those previously reported are fairly stated in all material respects.

The independent accountants have not completed their review of the current quarter’s financial statements herein.

Contractual Allowances and Doubtful Accounts

Accounts receivable are presented net of allowances for uncollectible amounts of $12,262,894 and $3,621,814 at September 30, 2014 and December 31, 2013, respectively.

Reclassifications

The provision for bad debts has been classified on the statements of operations as a reduction of revenues for all periods presented herein. Certain other items on the statements of operations for the three and nine months ended September 30, 2013 and the statement of cash flows for the nine months ended September 30, 2013 have been reclassified to conform to current period presentation.

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

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

Legal fees related to the lawsuit were $-0- and $267,286 for the three months ended September 30, 2014 and 2013, respectively, and $94,217 and $857,587 for the nine months ended September 30, 2014 and 2013, respectively.

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

Assets and liabilities of the disputed subsidiary as of September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013

Total assets	$-0-	$1,367,796

Total liabilities	$-0-	$1,104,063

Note 3 – Long-Lived Assets

Property and equipment at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013

Medical equipment	$824,328	$655,125

Equipment	256,918	111,265

Equipment under capital leases (See Note 6 - Capital Lease Obligations)	3,008,613	980,948

Furniture	234,199	206,587

Leasehold improvements	886,860	243,983

Vehicles	292,509	177,534

Computer equipment	475,161	235,507

Software	890,179	285,175

	6,868,767	2,896,124

Less accumulated depreciation	(1,540,470)	(739,743)

Property and equipment, net	$5,328,297	$2,156,381

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 3 – Long-Lived Assets (Continued)

Depreciation of property and equipment was $800,727 and $323,031 for the nine months ended September 30, 2014 and 2013, respectively.

Management has retained a third party valuation firm to assist in the valuation the identifiable intangible assets acquired and the equity portion of the consideration given to the seller.  Until the valuation is complete and final values are assigned to the identifiable intangible assets acquired, the entire amount of the excess of the estimated consideration given over the working capital acquired, has been provisionally allocated to goodwill. See Note 9 – Business Combinations.

Management periodically reviews the valuation of long-lived assets for potential impairments. Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments. The Company anticipates completing the annual impairment analysis in early December.

Note 4 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At September 30, 2014 and December 31, 2013, notes payable consisted of the following:

	September 30,	December 31,
	2014	2013
Convertible debenture for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. The note was convertible at $2.50 per share. The due date of the note was extended from October 31, 2013 to February 5, 2014 by the lender. The note was paid in full on February 5, 2014.	$–	$100,000

Loan from TCA. Principal of $2,475,000 and $2,475,000, respectively, payable by January 15, 2014. The note was extended from January 15, 2014 to September 15, 2014 and was secured by all assets of the Company and its subsidiaries (other than Trident and MBC). See "TCA Global" below.	–	2,475,000

Acquisition note No.1 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	–	150,000

Acquisition note No. 2 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	–	150,000

Loan from former shareholders of Alethea Laboratories, Inc. in the amount of $344,650 at 4% interest, with principal payments of $24,618 due monthly starting March 15, 2013. The note was paid in full on April 1, 2014.	–	98,471

Commercial loan with a finance company, dated December 20, 2012, in the original amount of $18,249 and bearing interest at 12.59%. Principal and interest payments in the amount of $364 were payable for 72 months ending on January 3, 2019. This note was secured by a lien on a vehicle with a carrying value of $16,623 at December 31, 2013. The note was paid in full on March 26, 2014.	–	15,845

Commercial loan with a finance company, dated November 15, 2012, in the original amount of $18,008 and bearing interest at 15.07%. Principal and interest payments in the amount of $384 are payable for 72 months ending on November 30, 2018. This note was secured by a lien on a vehicle with a carrying value of $16,430 at December 31, 2013. The note was paid in full on March 26, 2014.	–	16,279

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 4 – Notes Payable (Continued)

	September 30,	December 31,
	2014	2013

Commercial loan with a finance company, dated November 28, 2012, in the original amount of $20,345 and bearing interest at 8.99%. Principal and interest payments in the amount of $368 are payable for 72 months ending on January 12, 2019. This note was secured by a lien on a vehicle with a carrying value of $18,300 at December 31, 2013. The note was paid in full on March 26, 2014.	–	17,676

Acquisition convertible note No. 1 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest and was due January 17, 2014. The note was convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $-0- and $1,639 at September 30, 2014 and December 31, 2013, respectively. See "Acquisition Convertible Notes" below.	250,000	248,361

Acquisition convertible note No. 2 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest and was due January 17, 2014. The note was convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $-0- and $1,639 at September 30, 2014 and December 31, 2013, respectively. See "Acquisition Convertible Notes" below.	250,000	248,361

Loan from former member of International Technologies, LLC in the remaining amount of $416,667 at the date of acquisition, at 1% interest, with principal payments of $83,333 due quarterly starting June 7, 2013. The note was paid in full on June 6, 2014.	–	166,668

Loan from former member of International Technologies, LLC in the remaining amount of $112,500 at the date of acquisition, at 1% interest, with principal payments of $22,500 due quarterly starting June 7, 2013. The note was paid in full on June 6, 2014.	–	45,000

Loan payable to former shareholder of Epinex Diagnostic Laboratories, Inc. in the amount of $400,000, at 0% interest, with principal payments of $100,000 due in periodic installments from November 26, 2014 through February 26, 2016.	400,000	–

	900,000	3,731,661

Less current portion	(800,000)	(3,689,554)

Notes payable, net of current portion	$100,000	$42,107

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 4 – Notes Payable (Continued)

TCA Global

Under terms of the Senior Secured Revolving Credit Facility agreement with TCA Global Credit Master Fund, LP, originally signed May 12, 2012 and as subsequently amended, the Company executed an Amended and Restated Revolving Promissory Note, due January 15, 2014, in the amount of $3,025,000. The note was extended by the lender from January 15, 2014 to September 15, 2014. The borrowings under this facility were repaid in full on September 8, 2014.

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

Note 5 – Related Party Transactions

On September 11, 2014, William Forhan resigned as Chief Executive Officer and Chairman and returned 1,241,550 restricted common shares to the Company, which were then retired. Mr. Forhan remains the owner of 1,241,551 restricted common shares.

Mr. Forhan was employed as the Company’s Chief Executive Officer pursuant to the terms of an employment agreement dated June 1, 2011, as amended as of September 1, 2013. In connection with his voluntary resignation he entered into an agreement, to be effective as of the date of appointment of a new Chief Executive Officer of the Company, pursuant to which he will receive a severance of $500,000, payable in two installments, the first of $200,000 was paid prior to the effective date of resignation, and the balance to be paid no later than August 31, 2016. In addition, the Agreement provided that Mr. Forhan could participate in any executive bonus plan adopted for calendar year 2014. Mr. Forhan also agreed under the Agreement that any Company stock options previously issued to him, would remain outstanding, subject to their terms, for no longer than 24 months such that the options will expire no later than August 31, 2016. In addition, the Agreement provided, among other things, for the return and cancellation of 1,241,550 shares of Common Stock owned by Mr. Forhan; for the release by Mr. Forhan of any and all claims he may have had against the Company and/or its affiliates; and for Mr. Forhan to abide by certain restrictive covenants, including using his best efforts to protect and maintain the Company's confidential information.

Note 6 – Capital Lease Obligations

The Company leases various assets under capital leases expiring through 2020 as follows:

	September 30,	December 31,
	2014	2013

Medical equipment	$3,008,613	$980,948
Less accumulated depreciation	(689,135)	(364,726)

Net	$2,319,478	$616,222

Depreciation expense on assets under capital leases was $324,409 and $98,340 for the nine months ended September 30, 2014 and 2013, respectively.

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 6 – Capital Lease Obligations (Continued)

Aggregate future minimum rentals under capital leases are as follows:

Future minimum rentals

December 31,
2014	$227,810
2015	911,238
2016	771,302
2017	662,897
2018	75,667
Thereafter	68,186

Total	2,717,100

Less interest	371,772

Present value of minimum lease payments	2,345,328

Less current portion of capital lease obligations	727,601

Capital lease obligations, net of current portion	$1,617,727

Note 7 – Stockholders’ Equity

Authorized Capital

The Company has 500,000,000 authorized shares of Common Stock at $0.0001 par value per share and 100,000,000 authorized shares of Preferred Stock at $0.0001 par value per share.

On October 1, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 5,000 shares of Series B Non-convertible Preferred Stock, at $0.0001 par value per share.  The Series B shares do not include any voting rights and allow for monthly dividends in an amount equal to the sum of 1) 10% of the amount of gross sales in excess of $1 million collected in the ordinary course of business, not to exceed $150,000, and 2) 15% of the amount of gross sales in excess of $2.5 million collected in the ordinary course of business. At each of September 30, 2014 and December 31, 2013, there were 5,000 shares of Series B Preferred Stock outstanding.

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

The Series B Preferred shares (“shares”) contained provisions which allowed the Company, at its sole option, to buy back the shares of a holder in the event the holder terminates employment with the Company. (This option expired on October 1, 2014.) Upon evaluation of this provision, the issuance of the shares could be treated as stock compensation and accounted for under the liability method from the date of initial issuance. This treatment would require the recognition of Non-Cash Stock Compensation Expense and a related liability in the Company’s financial statements. The amount of the periodic expense and associated liability would be based on the estimated fair market value of the shares for the periods being reported. The Company is currently evaluating the accounting treatment and may restate previously reported financial statements for all periods if the amount of Stock Compensation expense is determined to be material, including the current quarter and, if necessary, the previously audited financial statements for the years ended December 31, 2013 and 2012.

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Authorized Capital (Continued)

As a consequence of the March 18, 2014 option agreements, if the liability method is deemed appropriate, the Company will continue the liability accounting method (expense recognition and resulting liability) until the agreements surrounding these shares expire or the shares are purchased by the Company.

Management believes the results of operations and cash flows reported herein, and those of previous periods, are fairly stated in all material respects.

The independent accountants have not completed their review of the current quarter’s financial statements herein.

On October 7, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 1,000,000 shares of Series C Convertible Preferred Stock, at $0.0001 par value per share. The Series C shares were convertible into shares of Common Stock by the quotient of 1 divided by the product of 0.80 multiplied by the market price of the Company’s Common Stock at the date of conversion. The Series C shares also included voting rights of 25 votes for every share of Series C Preferred Stock and were entitled to dividends at the same time any dividend was paid or declared on any shares of the Company’s Common Stock. Pursuant to their terms, all of the shares of Series C Preferred Stock were converted into shares of Common Stock on December 31, 2012.

On March 17, 2014, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing up to 200,000 shares of Series D Convertible Preferred Stock at $0.0001 par value per share ("Series D Preferred Stock"). Each share of Series D Preferred Stock is convertible into the number of shares of Common Stock equal to the quotient of 5 divided by the product of 0.80 multiplied by the market price, as defined in Certificate of Designation, of the Company’s Common Stock at the date of conversion. After the earlier of the date the trading volume of the Common Stock exceeds an aggregate of 3,000,000 shares in any 30 day period or the date the Company sells shares of Common Stock in a firm commitment underwritten public offering with aggregate gross proceeds of at least $30,000,000, each share of Series D Preferred Stock shall be convertible into the number of shares of Common Stock equal to the quotient of (i) 5 divided by (ii) the market price of the Common Stock. All shares of Series D Preferred Stock outstanding on the second anniversary of the original issuance date shall be automatically converted into shares of Common Stock.

The Series D shares also include voting rights of 1 vote for every share of Series D Preferred Stock and are entitled to dividends, at the same time any dividend is paid or declared on any shares of the Company’s Common Stock The dividends are to be in an amount equal to the amount such holder would have received if the Series D Preferred Stock were converted to Common Stock. As of September 30, 2014 and December 31, 2013, there were 200,000 shares and no shares of Series D Preferred Stock outstanding, respectively.

On August 21, 2014, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing 100,000 shares of Series E Convertible Preferred Stock at a par value of $.0001 per share. The Series E shares are convertible into the number of shares of Common Stock equal to the quotient of 8 divided by the average market price of the Company’s Common Stock for thirty trading days prior to the date of conversion, multiplied by the number of Series E shares being converted. Any Series E shares which remain outstanding on August 28, 2016 will be automatically converted into Common Stock using the prescribed formula. The Series E shares also include voting rights of 1 vote for every share of Series E Preferred Stock and are entitled to dividends at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. The dividends are to be in an amount equal to the amount such holder would have received if the Series E Preferred Stock were converted to Common Stock at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. As of September 30, 2014 and December 31, 2013, there were 100,000 shares and no shares of Series E Preferred Stock outstanding, respectively.

Preferred Stock

During the nine months ended September 30, 2014 and 2013, the Series B preferred shareholders earned dividends totaling $3,815,719 and $1,396,238, respectively.

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Preferred Stock (Continued)

On March 18, 2014, 200,000 shares of Series D Preferred Stock of the Company were issued to the previous owners of Clinlab pursuant to a stock purchase agreement whereby the Company purchased all of the outstanding stock of Clinlab (See Note 9 – Business Combinations).

On August 28, 2014, 100,000 shares of Series E Preferred Stock of the Company were issued to the previous owner of Epinex pursuant to a stock purchase agreement whereby the Company purchased all of the outstanding stock of Epinex (See Note 9 – Business Combinations).

Common Stock

During the nine months ended September 30, 2014, the Company issued an aggregate of 285,000 shares of the Company’s restricted common stock. The Company issued an aggregate of 210,000 shares under the Medytox Solutions, Inc. 2013 Incentive Compensation Plan to six management executives and one consultant as partial payment of bonuses which were accrued at December 31, 2013. The shares were valued at $2.50, based on the price of shares sold to investors, for a total of $525,000. An aggregate of 65,000 shares were issued to two employees pursuant to employment agreements, valued at $2.50, based on the price of shares sold to investors, for a total of $162,500. A total of 10,000 shares were issued to GlobalOne in connection with the acquisition of certain assets, valued at $2.50, based on the price of shares sold to investors, for a total of $25,000.

On September 11, 2014, William Forhan resigned as Chief Executive Officer and Chairman and returned 1,241,550 restricted common shares to the Company, which were then retired. Mr. Forhan remains the owner of 1,241,551 restricted common shares.

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

The following summarizes activity under the 2013 Plan for the nine months ended September 30, 2014:

Shares approved for issuance at plan inception	5,000,000

Options granted in 2014	(1,435,000)

Options cancelled in 2014	10,000

Restricted shares issued in 2014	(210,000)

Balance at September 30, 2014	3,365,000

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Stock Options

The following summarizes options outstanding at December 31, 2013 and option activity for the nine months ended September 30, 2014:

				Weighted
	Common Stock Options Outstanding			average
	Employees and	Non-		exercise
	Directors	employees	Total	price

Balance at December 31, 2013	20,150,000	3,020,000	23,170,000	$5.33

Options granted	1,435,000	–	1,435,000	2.76

Options cancelled or expired	(210,000)	–	(210,000)	2.50

Balance at September 30, 2014	21,375,000	3,020,000	24,395,000	$5.06

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at September 30, 2014:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$2.50	8,625,000	3.76	$2.50	$–	7,962,500	$2.50	$–
$5.00	6,750,000	3.24	$5.00	–	6,600,000	$5.00	–
$10.00	6,000,000	8.26	$10.00	–	6,000,000	$10.00	–
	21,375,000		$5.39	$–	20,562,500	$5.49	$–

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at September 30, 2014:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$2.50	1,020,000	3.20	$2.50	$–	1,020,000	$2.50	$–
$5.00	1,000,000	3.25	$5.00	–	1,000,000	$5.00	–
$10.00	1,000,000	8.26	$10.00	–	1,000,000	$10.00	–
	3,020,000		$5.81	$–	3,020,000	$5.81	$–

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Stock Options (Continued)

During the nine months ended September 30, 2014, the Company issued options to purchase a total of 100,000 shares of the Company’s common stock to an employee pursuant to terms of an employment agreement. These options have contractual lives of two years and were valued at an average grant date fair value of $0.25 per option, or $25,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	1 year
Expected volatility	24.43%
Risk free interest rate	0.30%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As the 100,000 options were vested as of September 30, 2014, $25,000 of stock-based compensation was recorded for the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company issued options to purchase a total of 1,035,000 shares of the Company’s common stock to various employees. These options have contractual lives of ten years and were valued at an average grant date fair value of $0.70 per option, or $724,500, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	5.375 years
Expected volatility	27.72%
Risk free interest rate	1.46%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of September 30, 2014, 517,500 of these options had vested and the Company recognized $358,750 of stock-based compensation expense the nine and three months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company issued options to purchase a total of 300,000 shares of the Company’s common stock to a director. These options have contractual lives of four years and were valued at an average grant date fair value of $0.18 per option, or $54,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	2 years
Expected volatility	24.43%
Risk free interest rate	0.43%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of September 30, 2014, 200,000 of these options had vested and the Company recognized $36,000 of stock-based compensation expense the nine and three months ended September 30, 2014.

As of September 30, 2014, there were unrecognized compensation costs of $416,750 related to stock options. The Company expects to recognize those costs over a weighted average period of .35 years as of September 30, 2014. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 7 – Stockholders’ Equity (Continued)

Warrants

The following table summarizes warrant transactions for the nine months ended September 30, 2014:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	term (years)	value

Granted in 2013	346,400	$3.22

Outstanding at December 31, 2013 and September 30, 2014	346,400	$3.22	0.32	$–

Exercisable at December 31, 2013 and September 30, 2014	346,400	$3.22	0.32	$–

Weighted Average Grant Date Fair Value		$0.25

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

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

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

Basic and Diluted EPS were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Numerator - net income available to common stockholders	$2,339,607	$1,891,218	$7,718,514	$2,744,602
Denominator - weighted-average shares outstanding	30,281,386	29,692,110	30,186,893	29,610,287

Net income per share - Basic	$0.08	$0.06	$0.26	$0.09

Diluted:
Numerator:
Net income available to common stockholders	$2,339,607	$1,891,218	$7,718,514	$2,744,602
Interest expense on convertible debt, net of taxes	3,750	13,285	11,250	39,856
	$2,343,357	$1,904,503	$7,729,764	$2,784,458

Denominator:
Weighted-average shares outstanding	30,281,386	29,692,110	30,186,893	29,610,287
Weighted-average equivalent shares from convertible debt	222,222	322,222	222,222	245,706
Weighted-average equivalent shares from Series C convertible preferred stock	–	203,233	–	203,233
Weighted-average equivalent shares from Series D convertible preferred stock	200,000	–	143,590	–
Weighted-average equivalent shares from Series E convertible preferred stock	38,043	–	12,821	–
	30,741,651	30,217,565	30,565,526	30,059,226

Net income per share - Diluted	$0.08	$0.06	$0.25	$0.09

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2014 and 2013, the following potential common stock equivalents were excluded from the calculation of Diluted EPS as their effect was anti-dilutive:

	September 30,
	2014	2013

Stock options outstanding	24,395,000	23,170,000
Warrants outstanding	346,400	346,400

	24,741,400	23,516,400

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 8 – Income Taxes

Significant components of the income tax provision are summarized as follows:

	September 30,
	2014	2013
Current provision:
Federal	$5,300,405	$2,042,400
State	887,800	218,100

Deferred provision:
Federal	959,500	(546,300)
State	102,600	(58,300)

	$7,250,305	$1,655,900

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the nine months ended September 30, 2014 and 2013 is as follows:

	September 30,
	2014	2013

Expected federal income tax at 34% statutory rate	35.0%	34.0%
State income taxes	3.5%	3.6%
Permanent differences	0.1%	0.0%
Change in valuation allowance	0.0%	0.0%

	38.6%	37.6%

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Deferred income tax assets:
Allowance for bad debts	$–	$1,362,900
Accrued compensation	686,700	385,700
Stock options	318,800	170,300
Total deferred income tax assets	$1,005,500	$1,918,900

Deferred income tax liabilities:
Property and equipment	$(105,000)	$(76,100)
Intangible amortization	(255,800)	(136,000)
Total deferred income tax liabilities	$(360,800)	$(212,100)

Net deferred income taxes:
Current	686,700	1,748,600
Non-current	(42,000)	(41,800)
	$644,700	$1,706,800

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

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

Note 9 – Business Combinations

The Company completed three acquisitions during the nine months ended September 30, 2014 and two during the year ended December 31, 2013. The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of FASB ASC 805 “Business Combinations”. As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill.

Goodwill was attributable to the following subsidiaries as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Medical Billing Choices, Inc.	$1,202,112	$1,202,112

PB Laboratories, LLC	107,124	107,124

Biohealth Medical Laboratory, Inc.	116,763	116,763

Clinlab, Inc.	2,261,532	–

Medical Mime, Inc. (GlobalOne Information Technologies, LLC)	176,816	–

Epinex Diagnostic Laboratories Inc.	1,453,000	–

	$5,317,347	$1,425,999

The goodwill attributed to each of Clinlab, Inc. and Epinex Diagnostics Laboratories, Inc. and the assets acquired from GlobalOne Information Technologies, LLC, is subject to adjustment by management as described below.

Epinex Diagnostic Laboratories, Inc.

On August 26, 2014, the Company, through its subsidiary, MDI, purchased all of the outstanding stock of Epinex from an unrelated party. The purchase price was an aggregate of $1,300,000, $100,000 in cash, $400,000 loan payable, and 100,000 shares of Series E Preferred Stock of the Company, currently convertible into $800,000 of common stock of the Company at the date of conversion.

The following table summarizes the consideration given for Epinex and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date. Management has retained a third party valuation firm to assist in the valuation the identifiable intangible assets acquired and the equity portion of the consideration given to the seller.  Until the valuation is complete and final values are assigned to the identifiable intangible assets acquired, the entire amount of the excess of the estimated consideration given over the working capital acquired, has been provisionally allocated to goodwill.

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 9 – Business Combinations (Continued)

Epinex Diagnostic Laboratories, Inc. (Continued)

Consideration Given:

Cash	$100,000
Notes Payable	400,000
Series E Preferred Stock	800,000

Total consideration	$1,300,000

Fair value of identifiable assets acquired and liabilities assumed:

Accounts receivable	$80,000
Property and equipment	27,000
Accounts payable and accrued expenses	(260,000)
Identified intangible assets	–
Total identifiable net assets	(153,000)

Goodwill and unidentified intangible assets	1,453,000

$1,300,000

GlobalOne Information Technologies, LLC

On May 23, 2014, the Company, through its subsidiary, Mime, purchased certain net assets, primarily consisting of software, of GlobalOne. The purchase price was an aggregate of $675,000, $500,000 in cash, 10,000 shares of Common Stock, and $150,000 in cash payable six months after the date of closing.

The following table summarizes the consideration given for the net assets of GlobalOne and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date. Management has retained a third party valuation firm to assist in the valuation the identifiable intangible assets acquired and the equity portion of the consideration given to the seller.  Until the valuation is complete and final values are assigned to the identifiable intangible assets acquired, the entire amount of the excess of the estimated consideration given over the working capital acquired, has been provisionally allocated to goodwill.

Consideration Given:

Cash	$500,000
Common stock	25,000
Acquisition liability	150,000

Total consideration	$675,000

Fair value of identifiable assets acquired and liabilities assumed:

Accounts receivable	$93,270
Accounts payable and accrued expenses	(95,086)
Software	500,000
Identified intangible assets	–
Total identifiable net assets	498,184

Goodwill and unidentified intangible assets	176,816

$675,000

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 9 – Business Combinations (Continued)

Clinlab, Inc.

On March 18, 2014, the Company, through its subsidiary, MIT, purchased all of the outstanding stock of Clinlab from two unrelated parties. The purchase price was an aggregate of $2,250,000, $1,000,000 in cash and 200,000 shares of Series D Preferred Stock of the Company, convertible into approximately $1,250,000 of common stock of the Company at the date of conversion.

The following table summarizes the consideration given for Clinlab and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date. Management has retained a third party valuation firm to assist in the valuation the identifiable intangible assets acquired and the equity portion of the consideration given to the seller.  Until the valuation is complete and final values are assigned to the identifiable intangible assets acquired, the entire amount of the excess of the estimated consideration given over the working capital acquired, has been provisionally allocated to goodwill.

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

$2,304,017

Note 10 – Commitments and Contingencies

Legal Matters

During the course of business, litigation commonly occurs.  From time to time the Company may be a party to litigation matters involving claims against the Company. The Company operates in a highly regulated industry and employs personnel which may inherently lend itself to legal matters.  Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company's financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and unasserted claims below.

On July 2, 2013, a jury awarded Medytox Institute of Laboratory Medicine, Inc., our wholly-owned subsidiary ("MILM"), $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. and its shareholders and awarded Seamus Lagan $750,000 individually against Christopher Hawley for defamatory postings on the internet. The jury rejected every claim made against the MILM parties. All appeals have been dismissed. Because of the uncertainties as to the collectability of amounts awarded, no amounts have been recorded by the Company.

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

Medytox Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 10 – Commitments and Contingencies (Continued)

Legal Matters (Continued)

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

The action filed by Mr. Samuels has been removed to the federal court in the District of New Jersey. The action filed by Mr. Perricelli has been transferred to the Southern District of Florida.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC. The Company has determined that there are no subsequent events that warrant disclosure or recognition in the consolidated financial statements.

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

Company Overview

Medytox Solutions, Inc. (the “Company”, "Medytox", “we”, “us”, or “our”) is a holding company that owns and operates businesses in the medical services sector.  Our principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States.  For each of the nine-month periods ended September 30, 2014 and 2103, testing services to rehabilitation facilities represented over 90% of our revenues.

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

In addition to our clinical testing operations, we provide a web-based portal to provide laboratory ordering and results to our physician customers. The Company also provides lab information systems and Electronic Health Records (“EHR”) and billing services to customers.

As a provider of clinical laboratory services, we continue to pursue our strategy of acquiring or entering into binding relationships with high-complexity laboratories that can facilitate our customers' needs. We have successfully completed several such acquisitions or strategic partnerships with laboratories located in different regions of the United States, allowing us to correspondingly increase our client base. These laboratories, and those we shall continue to seek out, offer or can be developed to offer the most advanced analytical technology for the processing of urine and blood specimens including Immunoassay Analyzers (IA) for screens and GCMS/LCMS for confirmations.  All Medytox laboratories, with the exception of the recently acquired Epinex, are fully-staffed professional COLA-accredited high-complexity laboratories with additional certifications such as the COLA Laboratory of Excellence Award (COLA's Highest Commendation), CLIA (Clinical Laboratory Improvement Amendments) and the State of Florida's AHCA Clinical Laboratory License for Non-Waived High Complexity testing. In the case of Epinex and any facilities acquired in the future we anticipate that the operations will meet these stringent requirements as they become fully operational in the Medytox group. Our in-house billing company services all of our acquired or allied facilities, utilizing electronic processing of claims to the major insurance payers and eliminating the need to rely on and pay for the services of clearing houses allowing us to maximize profit retention.

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

On August 22, 2011, the Company acquired 100% of Medical Billing Choices, Inc. ("MBC"), a privately-held North Carolina corporation. The company operates a medical billing service for a variety of medical providers throughout the southeastern United States from offices in Charlotte, North Carolina. MBC is also the main billing company for the Medytox-owned laboratories and allows Medytox to offer medical billing services to its customers.

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

Effective August 26, 2014 the Board of Directors elected to increase the size of the Board to five members.

On August 26, 2014, MDI purchased all of the outstanding stock of Epinex Diagnostics Laboratories, Inc. (“Epinex”), a California corporation. Epinex is a clinical laboratory in Tustin, California.

On September 11, 2014, William G. Forhan, Medytox Solutions Chief Executive Officer and Chairman of the Board of Directors, voluntarily resigned both positions. Mr. Forhan continues to serve as a member of the Board of Directors.

Mr. Forhan was employed as the Company’s Chief Executive Officer pursuant to the terms of an employment agreement dated October 1, 2012, as amended as of September 1, 2013. In connection with his voluntary resignation he entered into an agreement, to be effective as of the date of appointment of a new Chief Executive Officer of the Company, pursuant to which he will receive a severance of $500,000, payable in two installments, the first of $200,000 was paid prior to the effective date of resignation, and the balance to be paid no later than August 31, 2016. In addition, the Agreement provided that Mr. Forhan could participate in any executive bonus plan adopted for calendar year 2014. Mr. Forhan also agreed under the Agreement that any Company stock options previously issued to him, would remain outstanding, subject to their terms, for no longer than 24 months such that the options will expire no later than August 31, 2016. In addition, the Agreement provided, among other things, for the return and cancellation of 1,241,550 shares of Common Stock owned by Mr. Forhan; for the release by Mr. Forhan of any and all claims he may have had against the Company and/or its affiliates; and for Mr. Forhan to abide by certain restrictive covenants, including using his best efforts to protect and maintain the Company's confidential information.

On September 11, 2014, Seamus Lagan was unanimously appointed by the Board of Directors to succeed Mr. Forhan as the Chief Executive Officer. Mr. Lagan was also elected as a Director by the Board and Benjamin Frank was elected Chairman of the Board to succeed Mr. Forhan.

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

Results of Operations

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Net Revenues

Net revenues were $18,215,967 for the three months ended September 30, 2014 compared to $13,012,150 for the three months ended September 30, 2013, an increase of $5,203,817, or 40%. The increase is primarily due to the Company’s subsidiaries Alethea and EPIC beginning operations in the first quarter of 2014. The increase was offset in part by the Company’s decision to increase our estimate of uncollectible amounts resulting in a reduction in gross revenues of $3,581,737. This adjustment was taken in order to more accurately reflect actual collections of amounts receivable in light of recent trends and was applied to all lab operations for the three months ended September 30, 2014, as reflected in the amounts noted below. Net revenues for the Company’s significant laboratory operations, by subsidiary, were: PB Labs $8,038,222 and $7,116,369 for the three months ended September 30, 2014 and 2013, respectively; Biohealth $6,760,960 and $5,858,503 for the three months ended September 30, 2014 and 2013, respectively; Alethea $2,559,788 and $-0- for the three months ended September 30, 2014 and 2013, respectively; EPIC $3,117,219 and $-0- for the three months ended September 30, 2014 and 2013, respectively and International $1,102,577 and $ -0- for the three months ended September 30, 2014 and 2013, respectively.

Results of Operations (Continued)

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Operating Expenses and Other Income

For the three months ended September 30, 2014, our total operating expenses were $11,912,090 compared to $8,898,479 for the three months ended September 30, 2013 resulting in an increase of $3,013,611, or 34%. The increase is attributable to increases in direct costs of revenue of $844,990, general and administrative expenses of $1,369,209, sales and marketing expenses of $781,139, and depreciation and amortization of $285,559, offset by a decrease in legal fees related to the Trident lawsuit of $267,286. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, legal fees, and consulting costs. The above increases are directly attributable to the increase in revenues of International, Alethea and EPIC.

Our income from operations for the three months ended September 30, 2014 was $6,303,877 as compared to $4,113,671 for the three months ended September 30, 2013.

Other expenses incurred during the three months ended September 30, 2014 included: (i) interest expense of $118,603 (2013: $68,785) and (ii) loss on legal settlement of $-0- (2013: $100,000); offset by (iii) gain on the settlement of assets of $-0- (2013: $400); and (v) other income of $152 (2013: $64).

Net income attributable to Medytox Solutions common shareholders for the three months ended September 30, 2014 was $2,339,607 compared to $1,891,218 for the three months ended September 30, 2013.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Net Revenues

Net revenues were $49,045,205 for the nine months ended September 30, 2014 compared to $25,561,501 for the nine months ended September 30, 2013, an increase of $23,483,704, or 92%. The increase is primarily due to the Company’s subsidiaries 1) Biohealth being in operation for all of 2014 after starting operations in the second quarter of 2013 and 2) Alethea and EPIC beginning operations in the first quarter of 2014. The increase was offset in part by the Company’s decision to increase our estimate of uncollectible amounts resulting in a reduction in gross revenues of $3,581,737. This adjustment was taken in order to more accurately reflect actual collections of amounts receivable in light of recent trends and was applied to all lab operations as reflected in the amounts for the nine months ended September 30, 2014, noted below. Net revenues for the Company’s laboratory operations, by subsidiary, were: PB Labs $18,037,464 and $18,233,513 for the nine months ended September 30, 2014 and 2013, respectively; Biohealth $18,379,799 and $7,224,254 for the nine months ended September 30, 2014 and 2013, respectively; Alethea $6,212,945 and $-0- for the nine months ended September 30, 2014 and 2013, respectively; EPIC $8,328,831 and $-0- for the nine months ended September 30, 2014 and 2013, respectively; and International $1,139,048 and $-0- for the nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses and Other Income

For the nine months ended September 30, 2014, our total operating expenses were $30,078,958 compared to $19,263,597 for the nine months ended September 30, 2013 resulting in an increase of $10,815,361, or 56%. The increase is attributable to increases in direct costs of revenue of $4,613,625, general and administrative expenses of $4,903,671, sales and marketing expenses of $1,583,739, and depreciation and amortization of $477,696, offset by a decrease in legal fees related to the Trident lawsuit of $763,370. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, legal fees, and consulting costs. The above increases are directly attributable to the increase in revenues of Biohealth, Alethea and EPIC.

Our income from operations for the nine months ended September 30, 2014 was $18,966,247 as compared to $6,297,904 for the nine months ended September 30, 2013.

Other expenses incurred during the nine months ended September 30, 2014 included: (i) interest expense of $316,299 (2013: $332,387) and (ii) loss on legal settlement of $-0- (2013: $169,800); offset by (iii) gain on the disposition of subsidiary of $134,185 (2013: $-0-); (iv) gain on the settlement of assets of $-0- (2013: $750); and (v) other income (expense) of $405 (2013: $273).

Net income attributable to Medytox Solutions common shareholders for the nine months ended September 30, 2014 was $7,718,514 compared to $2,744,602 for the nine months ended September 30, 2013.

Disputed Segment

The dispute with Trident Laboratories, Inc. and its shareholders originated in 2012. The assets and liabilities of Trident were excluded from the individual consolidated balance sheet line items and presented separately as assets and liabilities from disputed activity and operating activity for 2013 was excluded from the consolidated statement of operations. In addition, the Company had reserved $397,918 of net income from the disputed activity for the period from August 22, 2011 (date of acquisition) through December 31, 2013. Effective March 31, 2014, the Company’s management believes that the net assets of Trident are not recoverable and as such, the Company has accounted for the disputed assets and liabilities as if they have been disposed, resulting in a gain on the disposition of $134,185. The net assets and liabilities attributable to the disputed activity are as follows at December 31, 2013:

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

For the nine months ended September 30, 2014, we funded our operations through cash provided by operations, while for the nine months ended September 30, 2013, we funded our operations through cash provided by operations, borrowings from third parties and sales of our common stock. Our principal use of funds during the nine months ended September 30, 2014 has been for payments on borrowings, acquisitions and general corporate expenses. Management believes that based on the current level of operations and cash flow from operations, the Company will have sufficient liquidity to fund anticipated expenses and other commitments for the next twelve months.

Liquidity and Capital Resources during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

As of September 30, 2014, we had cash of $1,763,728 and working capital of $7,407,669. The Company generated cash flow from operations of $7,940,427 for the nine months ended September 30, 2014 compared to cash provided by operations of $5,102,276 for the nine months ended September 30, 2013. The cash flow from operating activities for the nine months ended September 30, 2014 was primarily attributable to the Company's net income from operations of $11,534,233, increased by depreciation and amortization of $800,727, stock based compensation of $557,250, and bad debts of $15,630,857 offset by the gain on disposition of subsidiary of $134,185 and the net changes in operating assets and liabilities of $20,464,233. Cash provided by operations for the nine months ended September 30, 2013 was primarily attributable to the Company's net income from operations of $4,140,840, increased by depreciation and amortization of $323,031, stock issued for services of $147,500, stock-based compensation of $452,500, bad debt expense of $7,794,361, accretion of loan costs as interest of $155,342 and accretion of beneficial conversion feature as interest of $34,532, offset by net changes in operating assets and liabilities of $7,945080.

Cash used in investing activities was $2,986,308 and $1,593,212 for the nine months ended September 30, 2014 and 2013, respectively. Cash used in investing activities for the nine months ended September 30, 2014 included $1,417,979 for the purchase of property and equipment and cash paid for acquisitions of $1,600,000, offset by cash received in acquisitions of $31,671. Cash used in investing activities for the nine months ended September 30, 2013 was attributable to the purchase of property and equipment of $862,645 and cash paid for acquisitions of $735,052, offset by cash received for the sale of property and equipment of $750 and cash received in acquisitions of $3,735.

Cash used in financing activities was $7,331,807 and $2,744,802 for the nine months ended September 30, 2014 and 2013, respectively. Cash used in financing activities for the nine months ended September 30, 2014 included $3,815,719 of dividends on Series B Preferred Stock, payments on notes payable of $3,234,939, and payments on capital lease obligations of $281,149. Cash used in financing activities for the nine months ended September 30, 2013 included $103,949 for deferred loan costs, dividends on Series B Preferred Stock of $1,369,238, payments on notes payable of $2,278,910, payments on capital lease obligations of $86,705, payments on related party loans of $195,000 and common stock repurchased from lender of $100,000, offset by proceeds received from the issuance of notes payable of $1,300,000 and proceeds received from the sale of common stock of $116,000.

Liquidity and Capital Resources during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 – (Continued)

Under terms of the Senior Secured Revolving Credit Facility agreement with TCA Global Credit Master Fund, LP, originally signed May 12, 2012 and as subsequently amended, the Company executed an Amended and Restated Revolving Promissory Note, due January 15, 2014, in the amount of $3,025,000. The note was extended by the lender from January 15, 2014 to September 15, 2014. The borrowings under this facility were repaid in full on September 8, 2014.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The action filed by Mr. Samuels has been removed to the federal court in the District of New Jersey. The action filed by Mr. Perricelli has been transferred to the Southern District of Florida.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 26, 2014, 100,000 shares of Series E Preferred Stock were issued to the seller in connection with the acquisition of Epinex Diagnostics Laboratories, Inc.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit 3.1	Certificate of Designation for the Series E Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2014).
Exhibit 3.4	Amended and Restated Bylaws of Medytox Solutions, Inc.
Exhibit 10.1

Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc.

(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2014).

Exhibit 10.2	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2014).
Exhibit 10.3	Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2014).
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Link base Document
Exhibit 101.DEF	XBRL Definition Link base Document
Exhibit 101.LAB	XBRL Label Link base Document
Exhibit 101.PRE	XBRL Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDYTOX SOLUTIONS, INC.

Date: November 19, 2014	By: /s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2014	By: /s/ Jace Simmons
Jace Simmons
Chief Financial Officer (Principal Financial Officer)

