Form 10-Q/A
period 2014-09-30
Medytox Solutions, Inc.
filed 2015-03-06
CIK 1374536

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

As of November 17, 2014, the registrant had 29,306,026 shares of its Common Stock, $0.0001 par value, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Medytox Solutions, Inc. (the “Company”) for the quarter ended September 30, 2014 (the “Original Filing”) that was originally filed with the Securities and Exchange Commission on November 19, 2014 to remove the statement in Notes 1 and 7 that the independent accountants had not completed their review. The independent accountants have completed their review and their report is included herein. The acknowledgement letter of the independent registered public accounting firm is included herein as Exhibit 15. This Amendment includes other changes to the previously filed Form 10-Q as follows: i) eliminate the disclosures in Notes 1 and 7 to the Condensed Consolidated Financial Statements relating to the evaluation of the historical accounting treatment of the Company’s Series B Preferred Shares; ii) include disclosures in Note 1 to the Condensed Consolidated Financial Statements pertaining to the correction of the provision for bad debts; iii) modify disclosures in Note 11 to include discussion of a subsequent event; and iv) modify discussions in Item 4 (Controls and Procedures) to report a material weakness in the Company’s internal controls over financial reporting, and actions to remediate the material weakness. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing currently dated certifications, set forth as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment. Thus, the Company hereby amends Item 6 of the Original Filing to add such currently dated certifications, the acknowledegement letter and updated XBRL files as Exhibits.

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

Net service revenues are determined utilizing gross service revenues net of contractual allowances. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by Medytox are to patients covered under a third party payor contract. In certain cases, the individual has no insurance or does not provide insurance information. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings including the patient responsibility portion of the billing for patients covered by third party payors. The Company currently does not have any capitated agreements. In the remainder of the cases, Medytox is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like Medytox. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends.

We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payor groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. The provision for bad debts represents our estimate of net revenues that will ultimately be uncollectable and is based upon our analysis of historical payment rates by specific payor groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment. These two calculations are routinely analyzed by Medytox on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed.

Contractual Allowances and Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Historically, revisions to the allowances for doubtful accounts estimates were recorded as an adjustment to the provision for bad debt within selling, general and administrative expenses.

During the third quarter of 2014, the Company corrected the classification of the provision for bad debts from a component of operating expenses to a reduction in revenues in our Condensed Consolidated Statements of Operations. This presentation is required under U.S. GAAP due to the uncertainties of collection of the self-pay portion of patent service revenues.

The effect of this correction reduced both net revenues and total operating expenses by approximately $3.7 million and $7.8 million for the three and nine months ended September 30, 2013, respectively. The correction has no effect on any previously reported balance sheet line item, income from operations or net income. Management has concluded that the effect of this change was not material to the financial statements taken as a whole. As such management followed the guidance of Staff Accounting Bulletin topic 1:N “Considering the Effects of the Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and made this immaterial correction by revising all prior periods in current and future filings.

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

Note 11 – Subsequent Events

On December 6, 2014, the Company and CollabRx, Inc. ("CollabRx") entered into a non-binding letter of intent for a potential business combination between the companies (the “Letter of Intent”). CollabRx develops and markets medical information and clinical decision support products and services intended to set a standard for the clinical interpretation of genomics-based, precision medicine in cancer. The business combination is subject to, among other things, due diligence, the execution of a definitive agreement, necessary board of director and stockholder approvals and other customary conditions.

Pursuant to the Letter of Intent, the Company has agreed to advance certain funding to CollabRx in contemplation of the business combination. On January 16, 2015, the Company entered into a Loan and Security Agreement with CollabRx, pursuant to which it is contemplated the Company will loan up to $2,395,644 to CollabRx and an Agreement with CollabRx, pursuant to which CollabRx agreed that in the event it enters into a merger or other sale transaction involving at least thirty-five percent (35.0%) of its shares or assets with a party other than the Company CollabRx will pay the Company a $1,000,000 fee.

On February 19, 2015, Medytox and CollabRx entered into an amendment to the Loan Agreement. The Amendment sets forth CollabRx’s agreement not to request any further advances from Medytox pursuant to the Loan Agreement until after it has spent at least the greater of (i) $1,500,000 of the proceeds of a recent offering by CollabRx of shares of its common stock and warrants or (ii) 60% of the net proceeds of the offering.

The Company has evaluated other subsequent events through the date the financial statements were issued and filed with the SEC. The Company has determined that there are no other subsequent events that warrant disclosure or recognition in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Medytox Solutions, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Medytox Solutions, Inc., a Nevada corporation, and subsidiaries (the "Company'') as of September 30, 2014, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2014 and cash flows for the nine-month period ended September 30, 2014. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

Fort Lauderdale, FL

March 6, 2015

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

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. In connection with such evaluation, management identified a material weakness in internal control over financial reporting. Insufficient staffing and accounting processes and procedures led to a lack of of contemporaneous documentation supporting the accounting for certain transactions. The Company is in the process of taking the following steps to remediate the material weakness: (i) increasing the staffing of its internal accounting department, including the addition of a new corporate controller, (ii) engaging outside independent consultants to assist in the analysis of complex accounting transactions, and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department and outside independent consultants.

Notwithstanding such material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods and dates presented.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit 3.1	Certificate of Designation for the Series E Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2014).
Exhibit 3.4	Amended and Restated Bylaws of Medytox Solutions, Inc. (1)
Exhibit 10.1

Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc.

(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2014).

Exhibit 10.2	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2014).
Exhibit 10.3	Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2014).
Exhibit 15	Acknowledgement Letter of Independent Registered Public Accounting Firm
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Link base Document
Exhibit 101.DEF	XBRL Definition Link base Document
Exhibit 101.LAB	XBRL Label Link base Document
Exhibit 101.PRE	XBRL Presentation Link base Document

(1)	Previously filed with the original Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 19, 2014 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDYTOX SOLUTIONS, INC.

Date: March 6, 2015	By: /s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2015	By: /s/ Jace Simmons
Jace Simmons
Chief Financial Officer (Principal Financial Officer)

