Form 10-K
period 2014-12-31
Medytox Solutions, Inc.
filed 2015-04-15
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K

_______________________________________________

(Mark one)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $59,274,356 (based on the average bid and ask price of the registrant's common stock on that date).

As of April 2, 2015, the registrant had 29,306,026 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

MEDYTOX SOLUTIONS , INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Item 1.                     Business

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this annual report, which are incorporated herein by this reference.

Our Services

.

Medytox Solutions, Inc. ("Medytox" or the "Company") is a holding company that owns and operates businesses in the medical services sector. Medytox is a new generation healthcare enterprise that delivers a single source for integrated solutions. Medytox applies its innovative approach through an outstanding suite of IT & software solutions, revenue cycle management and financial services, combined with a range of diagnostic testing and other ancillary services for the healthcare sector.

Its principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to rehabilitation facilities represented over 90% of the Company’s revenues for the years ended December 31, 2014 and December 31, 2013, respectively.

Medytox, utilizing its proprietary lab ordering and reporting software, offers a complete, turn-key urine drug testing (UDT) program allowing physicians to proactively monitor and treat patients. The Medytox UDT program is utilized by physicians to identify and evaluate prescribed and/or non-prescribed drugs that when combined may cause adverse drug interactions dangerous to a patient's health. With our UDT program, physicians can be more assured their patients are adhering to their therapeutic drug regimens and are in compliance with their prescribed guidelines. Our UDT program helps the health care provider achieve better outcomes for patients and in evaluating to what extent the prescribed medications and their dosages are working for the patient to achieve a better outcome towards recovery.

As a provider of clinical laboratory services, we continue to pursue our strategy of acquiring or entering into binding relationships with high-complexity laboratories that can facilitate our customers' needs. We have successfully completed substantial expansion of our New Mexico and Florida based laboratories and have completed several acquisitions or strategic partnerships with laboratories located in different regions of the United States, allowing us to correspondingly increase our client base. These laboratories, and those we shall continue to seek out, offer or can be developed to offer the most advanced analytical technology for the processing of urine specimens including Immunoassay Analyzers (IA) for screens and Gas Chromatography Mass Spectrometry/Liquid Chromatography Mass Spectrometry ("GCMS/LCMS") for confirmations. All Medytox laboratories are fully-staffed professional COLA-accredited high complexity laboratories with additional certifications such as the COLA Laboratory of Excellence Award (COLA's Highest Commendation), CLIA (Clinical Laboratory Improvement Amendments) and the State of Florida's AHCA Clinical Laboratory License for Non-Waived High Complexity testing and we anticipate that any facilities acquired in the future will meet these stringent requirements. Our in-house billing company services all of our facilities, utilizing electronic processing of claims to the major insurance payers and eliminating the need to rely on and pay for the services of clearing houses, allowing us to maximize profit retention.

The Company is actively expanding the services it offers its clients to include not just specialized diagnostic testing in its laboratories but medical billing services, Electronic Health Records (“EHR”) and Laboratory Information Systems (“LIS”) products and IT and software solutions incorporating integration of numerous electronic communication platforms in the sector in an effort to provide a single source solution to medical providers.

Company History

Medytox was organized July 20, 2005 under the laws of the State of Nevada. In the first half of 2011, Company management decided to reorganize as a holding company to acquire and manage a number of companies in the medical services sector.

On June 22, 2011, the Company organized Medytox Medical Management Solutions Corp. ("MMMS"), a Florida corporation, as a wholly-owned subsidiary. On October 26, 2013, MMMS changed its name to Medytox Information Technology, Inc. ("MIT"). MIT provides information technology and software solutions to our subsidiaries and outside medical service providers. MIT operates from the corporate offices in West Palm Beach, Florida.

On July 26, 2011, the Company organized Medytox Institute of Laboratory Medicine, Inc. ("MILM"), a Florida corporation, as a wholly-owned subsidiary. MILM was organized to acquire and manage medical testing laboratories. MILM operates from the corporate offices in West Palm Beach, Florida.

On August 22, 2011, the Company acquired 100% of the equity interests in Medical Billing Choices, Inc. ("MBC"), a privately-held North Carolina corporation. The company operates a medical billing service for a variety of medical providers throughout the southeastern United States from offices in Charlotte, North Carolina. MBC is the main billing company for the Medytox-owned laboratories and allows Medytox to offer medical billing services to its customers.

On February 16, 2012, Medytox Diagnostics, Inc., a wholly-owned subsidiary of the Company ("MDI"), entered into a Membership Interest Purchase Agreement for the purchase of 50.5% of the outstanding membership interests in Collectaway, LLC, and a clinical laboratory located in Palm Beach County, Florida. The name of Collectaway, LLC was changed to PB Laboratories, LLC.

On March 9, 2012, the Company formed Medytox Medical Marketing & Sales, Inc. ("MMM&S"), a Florida corporation, as a wholly-owned subsidiary that provides marketing for clinical laboratories that are owned by the Company. MMM&S operates from the corporate offices in West Palm Beach, Florida.

On April 30, 2012, the Company entered into a Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP. Borrowings under this agreement and subsequent amendments reached $3,025,000. The borrowings under this facility were paid in full on September 8, 2014.

On September 10, 2012, the Company entered into an agreement to purchase all of the assets and intellectual property rights to the software known as "Medytox Advantage" that it did not already own from Dash Software, LLC.

On October 12, 2012, the Company, through its wholly-owned subsidiary MDI, completed an agreement to acquire the remaining 49.5% ownership in PB Laboratories, LLC that it did not already own. The Company now owns 100% of this laboratory.

On December 7, 2012, the Company, through its wholly-owned subsidiary MDI, entered into an agreement to acquire 50.5% ownership in Biohealth Medical Laboratory, Inc., a Miami-based clinical laboratory. The agreement provided that MDI would retain all earnings of the lab. The Company immediately initiated an investment program to increase the clinical lab testing capacity of blood and urine specimens at Biohealth Medical Laboratory, Inc. The Company acquired the remaining 49.5% on March 31, 2015.

On January 1, 2013, MDI purchased 100% of the stock of Alethea Laboratories, Inc. ("Alethea"). Althea operates a licensed clinical lab in Las Cruces, New Mexico and is an enrolled Medicare provider.

On January 25, 2013, MDI entered into a ten year, automatically renewable, License Agreement with Dry Spot Diagnostics AG (“Dry Spot”), a German based Laboratory for the right to use a proprietary specialty in-vitro diagnostic test system for plasma, urine and other biological fluids in its U.S. based laboratories. Medytox will pay to Dry Spot a royalty equal to 10% of the collected revenue generated from providing the Licensed Laboratory diagnostic tests to Medytox customers. Dry Spot must receive a minimum of $100,000 in 2014 and $200,000 each in 2015 and 2016.

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

On July 2, 2013, the Company announced that a jury awarded MILM $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. and its shareholders and awarded Seamus Lagan, currently the Company’s Chief Executive Officer and a director, $750,000 individually against Christopher Hawley for defamatory postings on the Investors Hub website. The jury rejected all claims made against the MILM parties.

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

Pursuant to the Letter of Intent, the Company agreed to advance certain funding to CollabRx in contemplation of the business combination. On January 16, 2015, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with CollabRx, pursuant to which it is contemplated the Company would loan up to $2,395,644 to CollabRx and an Agreement with CollabRx, pursuant to which CollabRx agreed that in the event it enters into a merger or other sale transaction involving at least thirty-five percent (35.0%) of its shares or assets with a party other than the Company CollabRx will pay the Company a $1,000,000 fee.

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

On December 31, 2014, the Company borrowed $3,000,000 from D&D Funding II, LLC, an entity owned in part by a director of the Company.

On February 3, 2015 the Company borrowed $3,000,000 from Alcimede LLC, of which the CEO of the Company is the sole manager. The note has an interest rate of 6% and is due on February 2, 2016.

Business Strategy

The Company seeks to become a leading provider of laboratory and related services and solutions to medical providers. To date, we have specialized in providing urine and blood drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States. We intend to grow through the acquisition and/or formation of additional laboratory testing facilities and related businesses in the United States. The Company operates in two segments: 1) clinical laboratory operations and 2) medical support solutions. See Note 15, “Segment Reporting,” of the Consolidated Financial Statements for information about our segments.

Clinical Laboratory Operations

The Company has six clinical laboratories, which are wholly-owned by our subsidiary, Medytox Diagnostics, Inc. ("MDI"), as follows:

Laboratory	Location
PB Laboratories, LLC	Lake Worth, FL
Biohealth Medical Laboratory, Inc.	Miami, FL
Alethea Laboratories, Inc.	Las Cruces, NM
International Technologies, LLC	Waldwick, NJ
EPIC Reference Labs, Inc.	Riviera Beach, FL
Epinex Diagnostics Laboratories, Inc	Tustin CA

PB Laboratories, LLC ("PB Labs"): PB Labs is a clinical laboratory in which MDI acquired 100% ownership on October 12, 2012. The Company acquired and provided equipment to allow PB Labs to test additional samples. Operations began in the first quarter of 2012 after the Company acquired majority control. The lab is a fully-accredited and licensed facility. Operations were merged into EPIC Reference Labs, Inc. in February 2015.

Biohealth Medical Laboratory, Inc. ("Biohealth"): MDI acquired 50.5% ownership of this clinical laboratory specializing in testing blood specimens for alcohol and drugs on December 7, 2012 and the remaining 49.5% on March 31, 2015. The initial agreement allowed MDI to retain all revenues. The Company has acquired and provided additional equipment in order to allow Biohealth to test urine for drugs and medication monitoring. The lab is fully-accredited and licensed. Operations began in the fourth quarter of 2012.

Alethea Laboratories, Inc. ("Alethea"): MDI acquired 100% ownership of Alethea on January 1, 2013. Althea operates a licensed clinical lab in Las Cruces, New Mexico and is an enrolled Medicare provider. The Company secured new and larger premises for Alethea and relocated the operations of Alethea into these new premises in the first quarter of 2014 increasing the area being utilized from approximately 3,000 square feet to over 7,500 square feet. The Company has in the first quarter of 2015 secured an additional 2,500 square feet taking the total area used to approximately 10,000 square feet. The Company is acquiring and providing additional equipment in order to allow Alethea to test urine for drugs and medication monitoring. Operations at Alethea began in the first quarter of 2014.

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

EPIC Reference Labs, Inc. ("EPIC"): MDI formed EPIC as a wholly-owned subsidiary on January 29, 2013 to provide reference, confirmation and clinical testing services. The Company acquired necessary equipment and licenses in order to allow EPIC to test urine for drugs and medication monitoring. Operations at EPIC began in January 2014 using approximately 2,500 square feet and the premises has since been expanded to occupy approximately 12,500 square feet of a purpose built facility.

Epinex Diagnostics Laboratories, Inc. (“Epinex”): MDI acquired 100% ownership of Epinex on May 23, 2014. Epinex is a clinical laboratory in Tustin, California. The Company has renovated the existing area to include approximately 5,000 square feet of space and has provided additional lab equipment to allow Epinex to test urine for drugs and medication monitoring. Epinex began operations in February 2015.

Medical Support Solutions

The Company has six subsidiaries that provide medical support services primarily to its clinical laboratories and corporate operations and to a lesser, extent third party customers.

Medytox Medical Marketing & Sales, Inc. ("MMM&S"): MMM&S was formed on March 9, 2013 as a wholly-owned subsidiary to provide marketing, sales, and customer service exclusively for our clinical laboratories.

Medical Billing Choices, Inc. ("MBC"): MBC was acquired by the Company on August 22, 2011. MBC is our in-house billing company which compiles and sends invoices to our customers (primarily insurance companies, Medicaid, Medicare, and Preferred Provider Organizations (“PPOs”)), for reimbursement. MBC also provides such billing services for select outside third-party companies. For the years ended December 31, 2014 and 2013, 93% and 94% of MBC's revenues were from our clinical laboratory subsidiaries, respectively.

Medytox Information Technologies, Inc. ("MIT"): MIT is a wholly-owned subsidiary that provides information technology and software solutions to our subsidiaries and outside medical service providers.

Clinlab, Inc. (“Clinlab”): Clinlab was acquired by the Company on March 18, 2014. Clinlab develops and markets laboratory information management systems. Clinlab (LIS) has installed its LIS into the Company’s laboratories to create a uniform LIS platform throughout the Company’s labs.

Medical Mime, Inc. (“Mime”): Mime was formed on May 9, 2014 as a wholly-owned subsidiary that specializes in electronic health records (EHR)

Platinum Financial Solutions, Ltd (“PFS”): PFS has been formed as a 100% owned foreign subsidiary of the Company to pursue the opportunity of providing financial solutions, including factoring and accounts receivable acquisition in the healthcare sector. PFS has a Florida subsidiary, Platinum Financial Solutions, LLC, through which it may do business with U.S. based customers.

Marketing Strategy

Medytox is a holding company that owns and operates businesses in the medical services sector. Medytox seeks to deliver a single source for integrated solutions. Medytox has invested in a strong sales team, a client services team and proprietary technologies to better serve the needs of a modern-day medical provider.

The Company intends to grow from the acquisition and formation of businesses into the expansion of these businesses to provide an extensive range of services to medical providers for improved patient care.

We intend to acquire or enter into agreements with laboratories that offer or can be developed to offer the most advanced analytical technology for the processing of urine specimens including Immunoassay Analyzers (IA) for screens and GCMS/LCMS for confirmations. We currently anticipate that the laboratories will be fully-staffed professional COLA-accredited high-complexity laboratories with additional certifications such as the COLA Laboratory of Excellence Award (COLA's Highest Commendation), CLIA (Clinical Laboratory Improvement Amendments) and the State of Florida High-Complexity ACHA License.

Competition

The Company competes in an industry that is fragmented between independently-owned and physician-owned laboratories. There are several larger players in the industry that operate as full-service clinical laboratories (processing blood, urine and other tissue). The competition ranges from smaller privately-owned laboratories (3-6 employees) to publicly-traded laboratories with multi billion dollar market capitalizations, such as Quest Diagnostics, Inc. which is traded on The New York Stock Exchange (DGX).

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

Payment for Clinical Laboratory Services

In each of 2014 and 2013, the Company derived approximately 1% of its net sales directly from the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs and in other government healthcare programs, in part because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

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

Future changes in federal, state and local laws and regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company. In March 2010, comprehensive healthcare legislation, the Patient Protection and Affordable Care Act ("ACA"), was enacted. Many of the most significant changes from the implementation of the ACA have not yet taken effect, and its details will be shaped by regulatory efforts that have not been proposed, or have not been finalized. Based on currently available information, the Company is unable to predict what type of changes in legislation or regulations, if any, will occur.

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

The omnibus HIPAA regulation implementing most of the HITECH provisions was issued in January 2013 and made significant changes to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules. Compliance with most of the changes became required on September 23, 2013. The Company's policies and procedures are fully compliant with the HITECH Act requirements.

On February 6, 2014, the Center for Medicare and Medicaid Services ("CMS") published final regulations that amend the HIPAA Privacy Rule to provide individuals (or their personal representatives) with the right to receive copies of their test reports from laboratories subject to HIPAA, or to request that copies of their test reports be transmitted to designated third parties with a compliance date of October 4, 2014. Previously, laboratories that were CLIA-certified or CLIA-exempt were not subject to the provision in the Privacy Rule that provides individuals with the right of access to PHI. The HIPAA Privacy Rule amendment resulted in the preemption of a number of state laws that prohibit a laboratory from releasing a test report directly to the individual. The Company revised its policies and procedures to comply with these new access requirements and made changes to its privacy notice to reflect individuals' new access rights under this final rule.

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

The total cost associated with the requirements of HIPAA and HITECH is not expected to be material to the Company's operations or cash flows. However, future regulations and interpretations of HIPAA and HITECH could impose significant costs on the Company.

In addition to the federal HIPAA regulations described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely, but they most commonly restrict the use and disclosure of medical and financial information. In some cases, state laws are more restrictive than and therefore not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement. It increased the civil penalty amounts that may be imposed, required HHS to conduct periodic audits to confirm compliance and also authorized state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents. Additionally, numerous other countries have or are developing similar laws governing the collection, use, disclosure and transmission of personal or patient information.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company implemented Version 5010 of the HIPAA Transaction Standards and is within the testing and implementation phase of the rule to adopt the ICD-10-CM code set. The compliance date for ICD-10-CM is October 1, 2015. The costs associated with ICD-10-CM Code Set were substantial, and failure of the Company, third party payers or physicians to transition within the required timeframe could have an adverse impact on reimbursement, day’s sales outstanding and cash collections. As a result of inconsistent application of transaction standards by payers or the Company's inability to obtain certain billing information not usually provided to the Company by physicians, the Company could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues.

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

The federal health care programs’ anti-kickback law (the "Anti-Kickback Law") prohibits knowingly providing anything of value in return for, or to induce, the referral of Medicare, Medicaid or other federal health care program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in federal health care programs. The OIG has published "safe harbor" regulations which specify certain arrangements that are protected from prosecution under the Anti-Kickback Law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Law; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case by case basis. Many states have their own Medicaid anti-kickback laws and several states also have anti-kickback laws that apply to all payers (i.e., not just government health care programs).

From time to time, the OIG issues alerts and other guidance on certain practices in the health care industry that implicate the Anti-Kickback Law or other federal fraud and abuse laws. Examples of such guidance documents particularly relevant to the Company and its operations follow.

In October 1994, the OIG issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the federal fraud and abuse laws, including the Anti-Kickback Law. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians' staff; (ii) offering certain laboratory services at prices below fair market value in return for referrals of other tests which are billed to Medicare at higher rates; (iii) providing free testing to physicians' managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory's testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; and (vi) providing free testing for health care providers, their families and their employees (i.e., so-called "professional courtesy" testing). The OIG emphasized in the Special Fraud Alert that when one purpose of such arrangements is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the Anti-Kickback Law, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs. More recently, in June 2014, the OIG issued another Special Fraud Alert addressing compensation paid by laboratories to referring physicians for blood specimen process and for submitting patient data to registries. This Special Fraud Alert reiterates the OIG’s longstanding concerns about payments from laboratories to physicians in excess of the fair value of the physician’s services and payments that reflect the volume or value of referrals of federal healthcare program business.

Another issue the OIG has expressed concern about involves the provision of discounts on laboratory services billed to customers in return for the referral of federal health care program business. In a 1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physician’s significant discounts on non-federal health care program laboratory tests might violate the Anti-Kickback Law. The OIG reasoned that the laboratory could be viewed as providing such discounts to the physician in exchange for referrals by the physician of business to be billed by the laboratory to Medicare at non-discounted rates. The OIG indicated that the arrangement would not qualify for protection under the discount safe harbor to the Anti-Kickback Law because Medicare and Medicaid would not get the benefit of the discount. Similarly, in a 1999 correspondence, the OIG stated that if any direct or indirect link exists between a discounts that a laboratory offers to a skilled nursing facility ("SNF") for tests covered under Medicare's payments to the SNF and the referral of tests billable by the laboratory under Medicare Part B, then the Anti-Kickback Law would be implicated.

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

Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual's or entity's submission of claims to Medicare or Medicaid that are substantially in excess of that individual's or entities usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms "usual charges" and "substantially in excess" in ways that might have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payers to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it "remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payers," that it continues to believe its exclusion authority for excess charges "provides useful backstop protection for the public," and that it will continue to use "all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payers." The enforcement by Medicaid officials of similar state law restrictions also could have a material adverse effect on the Company.

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

Employees

We employed 170 full-time employees and 17 part-time employees as of March 31, 2015, including 58 sales and customer service personnel, 28 billing and collection employees, 70 laboratory staff, 19 information technology personnel and 12 members of corporate administrative staff.

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

We also face efforts by non-governmental third-party payers, including healthcare plans, to reduce utilization and reimbursement for clinical testing services.

The healthcare industry has experienced a trend of consolidation among healthcare insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These healthcare plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capped payment arrangements. In addition, some healthcare plans have been willing to limit the PPO or Point of Service (“POS”) laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

The increased consolidation among healthcare plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer. The Health Care Reform Law includes provisions, including ones regarding the creation of healthcare exchanges, which may encourage healthcare insurance plans to increase exclusive contracting.

We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including future changes in third-party payer rules, practices and policies, or ceasing to be a contracted provider to a healthcare plan, may have a material adverse effect on our business.

Unless we raise sufficient funds, we will not be able to succeed in our business model.

The Company, under its current business model, commenced operations in July 2011 and has changed significantly in the past few years which may make it difficult to evaluate our business and prospects based on prior performance. Our business model requires us to secure working capital for marketing expenses. Unless we raise sufficient funds, we will not be able to succeed in our business model. If our model fails, then we will fail as a company.

Regulation by the Food and Drug Administration ("FDA") of Laboratory Developed Tests ("LDTs") and clinical laboratories may result in significant change, and our business could be adversely impacted if we fail to adapt.

High complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures to provide diagnostic results to customers.  These tests have been traditionally offered by nearly all complex laboratories for the last few decades and LDTs are subject to CMS oversight through its enforcement of CLIA.  The FDA, which regulates the development and use of medical devices, has claimed that it has regulatory authority over LDTs, but has not exercised enforcement with respect to most LDTs offered by high complexity laboratories, and not sought to require these laboratories to comply with FDA regulations regarding medical devices.  During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over these LDTs, and that it plans to issue guidance to the industry regarding its regulatory approach. At that time, the FDA indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. In September 2014, the FDA announced its framework and timetable for implementing this guidance. We cannot predict the ultimate timing or form of any such guidance or regulation or their potential impact. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA's approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

Some of our activities may subject us to risks under federal and state laws prohibiting "kickbacks" and other laws designed to prohibit payments for referrals and eliminate healthcare fraud.

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

Federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud. For example, the Health Care Reform Law includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increased potential penalties for violations. Federal funding available for combating health care fraud and abuse generally has increased. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, payors and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we would be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the OIG, have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program targeted to the clinical laboratory industry.  In addition, certain states require that health care providers, such as clinical laboratories, that engage in substantial business under the state Medicaid program have a compliance program that generally adheres to the standards set forth in the Model Compliance Program.  Also, under the Health Care Reform Law, the U.S. Department of Health and Human Services, or HHS, will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements. While we have adopted, or are in the process of adopting, healthcare compliance and ethics programs that generally incorporate the OIG's recommendations, and training our applicable employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.

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

Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payers, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission or causing the submission of claims violate the federal False Claims Act ("FCA") or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. Violations of the FCA could result in enormous economic liability. The FCA provides that all damages are trebled, and each false claim submitted is subject to a penalty of up to $11,000. For example, we could be subject to FCA liability if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician's referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.

Changes in regulation and policies, including increasing downward pressure on health care reimbursement, may adversely affect reimbursement for diagnostic services and could have a material adverse impact on our business.

Reimbursement levels for health care services are subject to continuous and often unexpected changes in policies, and we face a variety of efforts by government payers to reduce utilization and reimbursement for diagnostic testing services. Changes in governmental reimbursement may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings, competitive bidding initiatives, and other policy changes.

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

Billing for clinical testing services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems.

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

The clinical laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is often one of the most significant factors used by health care providers and third-party payers in selecting a laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition. We may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additionally, we may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition.

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

Failure of the Company, third party payers or physicians to comply with the ICD-10-CM Code Set by the compliance date of October 1, 2015, could negatively impact the Company's reimbursement, profitability and cash flow.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company implemented Version 5010 of the HIPAA Transaction Standards, and is within the testing and implementation phase of the rule to adopt the ICD-10-CM code set. The compliance date for ICD-10-CM is October 1, 2015. The Company will continue its assessment and remediation of computer systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payers. The diagnosis codes must be obtained from the ordering physician. The failure of the Company, third party payers or physicians to transition within the required timeframe could have an adverse impact on reimbursement, day's sales outstanding and cash collections.

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

Part of the Company's strategy involves deploying capital in investments that enhance the Company's business, which includes pursuing strategic acquisitions to strengthen the Company's capabilities and increase its presence in key geographic areas. In the past two years, the Company has acquired an interest in clinical laboratories in California, New Jersey and New Mexico. However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company's operating results. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:

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

The Company may become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries and requests for information from governmental agencies and bodies and Medicare or Medicaid carriers requesting comment and/or information on allegations of billing irregularities or billing and pricing arrangements that are brought to their attention through billing audits or third parties. Legal actions could result in substantial monetary damages as well as damage to the Company's reputation with customers, which could have a material adverse effect upon its business.

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

The Company's laboratory operations and customer relationships depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions the Company has taken, its information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. In addition, the Company is in the process of integrating the information technology systems of its recently acquired subsidiaries, and the Company may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of the Company's systems in one or more of its laboratory operations could disrupt the Company's ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws, and risk the imposition of significant fines and penalties. Failure of the Company's information technology systems could adversely affect the Company's business, profitability and financial condition.

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

Our business has substantial indebtedness and tax liabilities.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Also, as of December 31, 2014, the Company has income tax liabilities of approximately $8.0 million. Our indebtedness and tax liabilities could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt and tax liabilities or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2014, we had total debt outstanding of approximately $3.5 million, almost all of which is short term. In addition our capital lease obligations were $ 3.2 million at December 31, 2014.

We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness and tax liabilities from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt, tax liabilities and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Hardware and software failures, delays in the operation of computer and communications systems, the failure to implement system enhancements or cyber security breaches may harm the Company.

The Company's success depends on the efficient and uninterrupted operation of its computer and communications systems. A failure of the network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of the business and could result in the corruption or loss of data. While certain operations have appropriate disaster recovery plans in place, there currently are not redundant facilities everywhere to provide IT capacity in the event of a system failure. Despite any precautions the Company may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, cybersecurity breaches and similar events at our various computer facilities could result in interruptions in the flow of data to the servers and from the servers to clients. In addition, any failure by the computer environment to provide required data communications capacity could result in interruptions in service. In the event of a delay in the delivery of data, the Company could be required to transfer data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in the ability to deliver products and services to clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage the Company's reputation and harm the business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, acts of terrorism (particularly involving cities in which the Company has offices) and cybersecurity breaches could adversely affect the business. Although the Company carries property and business interruption insurance, the coverage may not be adequate to compensate for all losses that may occur.

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

There is a very limited trading market for our Common Stock.

There is a very limited trading market for our Common Stock. An active trading market may never develop or, if developed, be sustained. In the absence of an active trading market for our Common Stock investors may not be able to sell their shares when they would like to sell and may need to bear the economic risk of the investment for an indefinite period of time.

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

The Company has outstanding options and warrants to purchase an aggregate of 24,525,000 shares of Common Stock, of which 23,987,500 are currently exercisable. Exercise of the options and warrants could result in substantial dilution of our Common Stock and a decline in its market price.

Item 1B.                   Unresolved Staff Comments

Not applicable.

Item 2.                      Properties

The Company does not own any real property. The table below summarizes certain information as to our principal facilities as of March 1, 2015:

Location	Purpose	Type of Occupancy

West Palm Beach, Florida	Corporate Headquarters	Leased through February 28, 2016
Charlotte, North Carolina(1)	Billing Company	Leased through March 31, 2016
Lake Worth, Florida(2)	Laboratory	Leased through December 31, 2014(3)
Miami, Florida(2)	Laboratory	Leased through January 31, 2017
Riviera Beach, Florida(2)	Laboratory	Leased through April 30, 2018
Las Cruces, New Mexico(2)	Laboratory	Leased through April 30, 2019
Waldwick, New Jersey(2)	Laboratory	Leased through November 30, 2015
Tustin, California(2)	Laboratory	Leased through October 31, 2017
Orange City, Florida(1)	Offices	Leased through August 31, 2017
Knoxville, Tennessee(1)	Offices	Leased through December 1, 2017

_______________

(1)	Medical Support Solutions segment.
(2)	Laboratory Services segment.
(3)	This lease was not renewed.

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

On July 2, 2013, the Company announced that a jury in the Circuit Court of the Seventeen Judicial Circuit in Broward County, Florida awarded its wholly-owned subsidiary Medytox Institute of Laboratory Medicine, Inc. ("MILM") $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. and its shareholders and awarded Seamus Lagan $750,000 individually against Christopher Hawley for defamatory postings on the InvestorsHub website. The jury rejected every claim made against the MILM parties. All appeals were dismissed on April 9, 2014. Because of the uncertainties as to the collectability of amounts awarded, no amounts have been recorded by the Company

On February 26, 2014, the Company filed an action against Reginald Samuels and Ralph Perricelli in the Southern District Court of Florida seeking, among other things, a declaration that the convertible debentures in the aggregate amount of $500,000 that the Company issued to Mr. Samuels and Mr. Perricelli as part of the consideration for the purchase of their interests in International Technologies, LLC are null and void.  On October 21, 2013, Mr. Samuels had filed a complaint in the Superior Court of New Jersey (Bergen County) against the Company and Medytox Diagnostics, Inc. alleging breach of contract under his employment agreement and the agreement under which International Technologies, LLC was acquired; unjust enrichment, fraud; intentional and negligent misrepresentation; and breach of an implied duty of good faith and fair dealing and seeking an accounting.  Mr. Perricelli filed a similar action.

All litigation with Reginald Samuels was settled by the Company on December 8, 2014. Specifics of the settlement are confidential

The Company received a default judgement against Perricelli on February 12, 2015, relieving the Company of its obligations under the convertible debenture.

Item. 4.                     Mine Safety Disclosures

Not applicable.

PART II

Item 5.                    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not listed on an established public trading market, but is quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our common stock is MMMS. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid quotations, for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Bid Price
Fiscal 2013
First Quarter(1)	--
Second Quarter	$3.26 - $5.18
Third Quarter	$0.361 - $5.24
Fourth Quarter	$0.361 - $7.42
Fiscal 2014
First Quarter	$5.00 - $6.50
Second Quarter	$6.00 - $7.40
Third Quarter	$6.00 - $7.50
Fourth Quarter	$5.05 - $7.00

(1) There was no trading in the shares of our common stock during the first quarter of 2013.

Holders

As of April 2, 2015 there were 85 record holders of the Company's Common Stock, five record holders of the Series B Preferred Stock and two record holders of the Series D Preferred Stock. and one holder of the Series E Preferred Stock

Dividend Distributions

Holders of the Company's Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future to common stockholders. The Company does accrue a monthly dividend to the holders of the Series B Preferred Stock pursuant to the terms of the Series B Preferred Stock. In Dividends of $5,010,300 and $2,601,296 were accrued during the years ended December 31, 2014, and 2013, respectively.

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

Equity Compensation Plan Information

On September 25, 2013, the Company's board of directors approved and adopted the Medytox Solutions, Inc. 2013 Incentive Compensation Plan (the "Plan"). The Plan was approved by the holders of a majority of the Company's voting stock on November 22, 2013. The Plan provides for the grant of shares of common stock, options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. As of the date of this report, options to purchase shares of common stock and restricted shares of common stock have been granted to the Company's employees and consultants under the Plan.

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights(1)	(c) Number of shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	1,055,000	2.76	3,365,000 (2)

Equity compensation plans not approved by stockholders(3)	23,170,000	$5.33	na

Total	24,225,000	$5.47	5,000,000 (1)

____________________

na - not applicable.

(1) See Note 10 of the Consolidated Financial Statements for additional information about weighted average exercise prices.

(2) Reflects shares reserved for issuance pursuant to awards which may be granted pursuant to the 2013 Incentive Compensation Plan.

(3) Securities issued prior to the stockholder approval of the Plan on November 22, 2013.

Recent Sales of Unregistered Securities

On October 1, 2014, we issued an aggregate of 7,000 shares of the Company’s Common Stock to third party consultants for services rendered. These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

The voluntary resignation agreement of Mr. Forhan provided for the return and cancellation of 1,241,550 shares of Common Stock owned by him.

Item 6.                      Selected Financial Data.

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

Unless stated otherwise, the words "we," "us," "our," "the Company," "Medytox Solutions" or "Medytox Solutions, Inc." means Medytox Solutions, Inc.

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

Net Revenues

The Company’s net revenues for the year ended December 31, 2014 were $57,927,820 as compared to the prior year amount of $41,888,871, an increase of 38.3%. Laboratory services revenues were $57,180,208 for the year ended December 31, 2014; an increase of 36.8% over the year ended December 31, 2013. While volumes for the year ended December 31, 2014 reflected an increase of 61.6% over the prior year, net revenues grew at a slower rate for various reasons including changes in the mix of tests being done and an overall decrease in the percentage of reimbursement being realized on tests completed. The net revenue growth in laboratory services was driven by BioHealth which had an increase in net revenues of $8,528,961 (71.7%) due to volume increases. Epic and Alethea also contributed to the increase in net revenues for the year ended December 31, 2014, reporting increases of $7,995,416 and $7,709,422, respectively. Both of these labs began operations in 2014. These increases were offset, in part by a decrease in net revenues for the year ended December 31, 2014 at PB Labs of $11,036,393 (36.9%). This decline at PB Labs was the result of the Company’s efforts to move volumes from PB to Epic during 2014 in anticipation of closing the PB Lab facility in early 2015.

Operating and Other Expenses

Operating expenses for the year ended December 31, 2014 were $42,272,826 as compared to $27,388,881, an increase of $14,883,945 or 54.3%. Acquisitions completed in 2014 accounted for $1,917,208 of the increase in operating expenses as compared to 2013. Without these added expenses, the growth in operating expenses in 2014 as compared to 2013 would have been 47.3%. Direct costs of revenue was the largest component of this increase, reflecting an increase over the prior year of $6,349,518 or 66.3%. In addition to the added costs resulting from the increased volumes, the 2014 expenses include start up expenses associated with the launch of the Company’s new Epic facility and the Epinex lab acquired in August of 2014. General and administrative expenses for the year ended December 31, 2014 reflect an increase over the prior year of $6,232,139 or 46.2%. In addition to the expense increases to support the Company’s growing lab operations, general and administrative expenses reflect the Company’s efforts to grow in the Medical Solutions Services segment. Specific initiatives in this area include added personnel and infrastructure in the information technology, electronic medical records and medical billing functions of the organization. The 2014 acquisitions of ClinLab and Mime were critical elements of these initiatives and added $1,051,972 to the general and administrative expenses for the year. Sales and marketing expenses for the year ended December 31, 2014 increased 68.2% to $4,967,188. The increase is driven largely by commissions expense due to the growth in lab services revenues. Other actions taken by the Company have also contributed to this increase including expansion of the field sales force, increased marketing activities and efforts to expand into the neurotransmitter testing market. Depreciation and amortization expenses for the year ended December 31, 2014 were $1,500,453 as compared to $407,971 for the prior year. This increase is primarily the result of depreciation expense from the significant capital investments in laboratory equipment and amortization of the software acquired, primarily at ClinLab.

Income from operations for the year ended December 31, 2014 was $15,654,994, an increase over 2013 of $1,155,004 or 8.0%. Other expenses were $273,362 for the year ended December 31, 2014 as compared to $671,473 in the prior year. This change was driven by gains in dispositions of subsidiaries of $134,184 and legal settlements of $105,780 offset in part by increased interest expense of $39,166.

The Company’s effective tax rate for the year ended December 31, 2014 was 49.2% as compared to 40.3% in 2013. This increase is largely the result of differences in the timing of certain deductions for tax purposes.

Net income attributable to Medytox Solutions’ common stockholders for the year ended December 31, 2014 was $2,810,032 compared to $5,658,619 for the year ended December 31, 2013. The growth in operating income was more than offset by increases in income taxes and preferred stock dividends, resulting in the decline in net income attributable to common stockholders.

Disputed Segment

The dispute with Trident Laboratories, Inc. occurred in 2012. The assets and liabilities of Trident are excluded from the individual consolidated balance sheet line items and are presented separately as assets and liabilities from disputed activity at December 31, 2013. The operating activity for 2013 and the first quarter of 2014 is excluded from the consolidated statement of operations. Effective March 31, 2014, the Company’s management believed that the net assets of Trident are not recoverable and, as such, the Company has accounted for the disputed assets and liabilities as if they have been disposed, resulting in a gain on the disposition of $134,185. Trident was dissolved by the state on September 26, 2014.

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

For the years ended December 31, 2014 and 2013, we funded our operations primarily through cash provided by operations and borrowings from third parties. Our principal use of funds during the year ended December 31, 2014 has been for payments on borrowings, acquisitions, additions to property and equipment, dividends to Preferred B shareholders, income tax obligations from prior years and general corporate expenses. Management believes that based on the current level of operations, cash flow from operations and financing activities, the Company will have sufficient liquidity to fund anticipated expenses, tax obligations and other commitments for the next twelve months.

Liquidity and Capital Resources during the year ended December 31, 2014 compared to the year ended December 31, 2013

As of December 31, 2014, we had cash of $2,406,246 and working capital of $2,180,708. The Company generated cash flow from operations of $8,254,275 for the year ended December 31, 2014 compared to cash provided by operations of $8,462,481 for the year ended December 31, 2013. The cash flow from operating activities for the year ended December 31, 2014 was primarily attributable to the Company's net income from operations of $7,820,332, increased by depreciation and amortization of $1,500,453, stock issued for services and in lieu of cash compensation of $342,494 increase in allowance for bad debts of $8,661,355 offset by gains on legal settlements of $105,780 and disposition of a subsidiary of $134,185 and net changes in operating assets and liabilities of $10,175,763. Cash provided by operations for the year ended December 31, 2013 was primarily attributable to the Company's net income from operations of $8,259,917, increased by depreciation and amortization of $407,971, stock issued for services of $62,500, stock-based compensation of $452,500, increase in allowance for bad debts of $12,219,399, accretion of loan costs as interest of 181,141 and net changes in operating assets and liabilities of $3,390,286.

Cash used in investing activities for the year ended December 31, 2014 included $2,491,567 for the purchase of property and equipment and cash paid for acquisitions of $1,600,000, offset by cash received in acquisitions of $68,3487. Cash used in investing activities for the year ended December 31, 2014 was attributable primarily to the purchase of property and equipment of $1,097,766 and cash paid for acquisitions of $ 735,052.

Cash used in financing activities for the year ended December 31, 2014, dividends on Series B Preferred Stock of $5,010,300, payments on notes payable of $3,498,800, payments on capital lease obligations of 457,126, offset by proceeds received from the issuance of notes payable of $3,000,000 to a related party. Cash used in financing activities for the year ended December 31, 2013 included primarily payment of dividends to Series B Preferred Stock holders of $2,601,298, payments on notes payable of $2,700,193, payments on related party loans of $195,000, and payments on capital lease obligations of $139,577 offset in part by proceeds from the issuance of notes payable of $1,300,000 and proceeds from the issuance of common stock of $286,000.

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

The borrowings under this facility were paid in full on September 8, 2014.

On December 31, 2014, the Company borrowed $3,000,000 from D&D Funding II, LLC, an entity owned in part by a director of the Company.

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

Net service revenues are determined utilizing gross service revenues net of contractual allowances. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payer such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by Medytox are to patients covered under a third party payor contract. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings including the patient responsibility portion of the billing for patients covered by third party payors. The Company currently does not have any capitated agreements. In the remainder of the cases, Medytox is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payer for health service providers like Medytox. Each of these third party payers may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends.

We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. The provision for bad debts represents our estimate of net revenues that will ultimately be uncollectable and is based upon our analysis of historical payment rates by specific payer groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment. These two calculations are routinely analyzed by Medytox on the basis of actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed.

Contractual Allowances and Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Historically, revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to provision for bad debts within selling, general and administrative expenses.

During the third quarter of 2014, the Company corrected the classification of the provision for bad debts from a component of operating expenses to a reduction in revenues. This presentation is required under U.S. GAAP due to the uncertainties of collection of the self-pay portion of patent service revenues.

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

Item 8.                      Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Medytox Solutions, Inc.

We have audited the accompanying balance sheet of Medytox Solutions, Inc. as of December 31, 2014, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The December 31, 2013 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion on March 26, 2014.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medytox Solutions, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

April 15, 2015

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Medytox Solutions, Inc.

We have audited the accompanying balance sheet of Medytox Solutions, Inc. as of December 31, 2013, and the related statements of operations, cash flows and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medytox Solutions, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 26, 2014

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$2,406,246	$4,141,416
Accounts receivable, net	17,463,947	10,986,368
Prepaid expenses and other current assets	170,353	194,137
Deferred tax assets	28,300	1,748,600
Deposits on acquisitions	259,875	–
Assets attributable to disputed activity	–	1,367,796

Total current assets	20,328,721	18,438,317

Property and equipment, net	7,678,123	2,156,381

Other assets:
Intangible assets, net	4,436,473	3,190,613
Goodwill	3,139,942	1,425,999
Deposits	177,495	96,747

Total assets	35,760,754	25,308,057

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2014	2013

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,356,797	$1,755,965
Accrued expenses	2,297,416	2,855,884
Income tax liabilities	8,087,946	6,052,740
Disputed net income - Trident	–	397,918
Current portion of notes payable	443,292	3,689,554
Current portion of notes payable, related party	2,620,000	–
Current portion of capital lease obligations	962,562	193,095
Derivative liability	380,000	–
Liabilities attributable to disputed activity	–	1,104,063

Total current liabilities	18,148,013	16,049,219

Other liabilities:
Notes payable, net of current portion	93,392	42,107
Capital lease obligations, net of current portion	2,222,625	405,718
Deferred tax liabilities	252,900	41,800

Total liabilities	20,716,930	16,538,844

Commitments and contingencies

Stockholders' equity:
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock, $0.0001 par value, 5,000 shares authorized, 5,000 and 5,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	1	1
Series C preferred stock, $0.0001 par value, 1,000,000 shares authorized, nil shares issued and outstanding at each of December 31, 2014 and 2013	–	–
Series D preferred stock, $0.0001 par value, 200,000 shares authorized, 200,000 and nil shares issued and outstanding at December 31, 2014 and 2013, respectively	20	–
Series E preferred stock, $0.0001 par value, 100,000 shares authorized, 100,000 and nil shares issued and outstanding at December 31, 2014 and 2013, respectively	10	–
Common stock, $0.0001 par value, 500,000,000 shares authorized, 29,046,386 and 29,996,386 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,905	3,000
Additional paid-in-capital	5,357,367	1,905,223
Deferred issuance costs	–	(12,500)
Retained earnings	9,562,517	6,752,485
Total Medytox Solutions stockholders' equity	14,922,820	8,648,209
Noncontrolling interest	121,004	121,004
Total stockholders' equity	15,043,824	8,769,213

Total liabilities and stockholders' equity	$35,760,754	$25,308,057

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2014	2013

Revenues
Gross charges (net of contractual allowances and discounts)	$77,223,964	$52,523,660
Provision for bad debts	(19,296,144)	(10,634,789)
Net Revenues	$57,927,820	$41,888,871

Operating expenses:
Direct costs of revenue	15,920,468	9,570,950
General and administrative	19,712,018	13,479,879
Legal fees related to disputed subsidiary	94,217	976,789
Sales and marketing expenses	4,967,188	2,953,292
Bad debt expense	78,482	–
Depreciation and amortization	1,500,453	407,971
Total operating expenses	42,272,826	27,388,881

Income from operations	15,654,994	14,499,990

Other income (expense):
Other income	489	389
Gain (Loss) on settlement of assets	–	(27,413)
Gain on disposition of subsidiary	134,184	–
Gain (Loss) on legal settlement	105,780	(169,800)
Interest expense	(513,815)	(474,649)
Total other income (expense)	(273,362)	(671,473)

Income before income taxes	15,381,632	13,828,517

Provision for income taxes	7,561,300	5,568,600

Net income attributable to Medytox Solutions	7,820,332	8,259,917

Preferred stock dividends	5,010,300	2,601,298

Net income attributable to Medytox Solutions common shareholders	$2,810,032	$5,658,619

Net income per common share:
Basic	$0.09	$0.19
Diluted	$0.09	$0.19

Weighted average number of common shares outstanding during the period:
Basic	29,899,536	29,692,110
Diluted	30,924,538	30,160,335

See accompanying notes to consolidated financial statements

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013
Cash flows from (used in) operating activities:
Net income	$7,820,332	$8,259,917
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,500,453	407,971
Stock issued in lieu of cash compensation	162,500	–
Stock issued for services	179,994	62,500
Stock-based compensation	509,585	452,500
Stock-based consulting fees	–	85,000
Bad debts	15,552,375	10,634,789
Accretion of loan costs as interest	–	181,141
Accretion of beneficial conversion feature as interest	3,278	52,280
Write-off of deferred issuance costs	12,500	–
Gain on disposition of subsidiary	(134,185)	–
Loss on disposal of equipment	–	27,413
Gain on legal settlement	(105,780)	–
Changes in operating assets and liabilities:
Accounts receivable	(21,882,667)	(18,351,977)
Prepaid expenses and other current assets	24,025	(84,440)
Deposits on acquisitions	(259,875)	–
Deferred tax assets	1,720,300	232,000
Security deposits	(79,763)	(26,379)
Accounts payable	1,272,949	527,571
Accrued expenses	(288,052)	1,827,655
Income tax liabilities	2,035,206	4,168,840
Deferred tax liabilities	211,100	5,700
Net cash provided by operating activities	8,254,275	8,462,481

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(2,491,567)	(1,097,766)
Cash received in sale of property and equipment	–	750
Cash paid for acquisitions	(1,600,000)	(735,052)
Cash received in acquisitions	68,348	3,735
Net cash used in investing activities	(4,023,219)	(1,828,333)

Cash flows provided by (used in) financing activities:
Proceeds from the sale of common stock	–	286,000
Deferred issuance costs	–	(12,500)
Deferred loan costs	–	(103,949)
Dividends on Series B preferred stock	(5,010,300)	(2,601,298)
Proceeds from issuance of notes payable	–	1,300,000
Proceeds from issuance of notes payable, related party	3,000,000	–
Payments on notes payable	(3,498,800)	(2,700,193)
Payments on capital lease obligations	(457,126)	(139,577)
Payments on related party loans	–	(195,000)
Common stock repurchased from lender	–	(100,000)
Net cash used in financing activities	(5,966,226)	(4,266,517)

Net increase (decrease) in cash	(1,735,170)	2,367,631

Cash at beginning of year	4,141,416	1,773,785

Cash at end of year	$2,406,246	$4,141,416

See accompanying notes to consolidated financial statements.

Continued

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$510,537	$342,672

Cash paid for taxes	$3,920,633	$1,162,060

Non-cash investing and financing activities:

Net liabilities acquired in acquisitions, net of cash	$(906,819)	$1,565,613
Goodwill	$(1,713,943)	$(2,640,613)
Contingent acquisition liability	$10,217	$–
Acquisition payment liabilities	$150,000	$–
Notes payable issued	$385,545	$1,075,000
Common stock	$1	$–
Series D preferred stock	$20	$–
Series E preferred stock	$10	$–
Additional paid in capital	$2,074,969	$–

Property and equipment acquired with issuance of notes payable	$–	$(56,603)
Notes payable issued	$–	$56,603

Common stock issued as payment of accrued bonuses:
Accrued bonuses	$(525,000)	$–
Common stock	$21	$–
Additional paid in capital	$524,979	$–

Capital lease assets acquired	$(3,043,500)	$(322,441)
Capital lease obligations	$3,043,500	$322,441

Conversion of Series C preferred stock to common stock:
Common stock	$–	$21
Series C preferred stock	$–	$(100)
Additional paid in capital	$–	$79

1,241,550 common shares returned and cancelled from Officer and Director:
Common stock	$(124)	$–
Additional paid in capital	$124	$–

Related party loans forgiven:
Loans and notes payable, related parties	$–	$(47,100)
Additional paid in capital	$–	$47,100

Beneficial conversion feature of convertible notes payable:
Notes payable	$–	$(55,558)
Additional paid in capital	$–	$55,558

Warrant discount on note payable, related party:
Notes payable, related party	$(380,000)	$–
Derivative liability	$380,000	$–

Put premium on note payable, related party:
Notes payable, related party (Put discount)	$(1,000,000)	$–
Notes payable, related party (Put premium liability)	$1,000,000	$–

Adjustment to purchase price for Biohealth Medical Laboratory, Inc.:
Goodwill	$–	$24,913
Notes payable issued	$–	$(24,677)
Accrued expenses	$–	$(236)

Adjustment to purchase price for Medical Billing Choices, Inc.:
Goodwill	$–	$(400,000)
Common Stock	$–	$16
Additional paid in capital	$–	$399,984

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the years ended December 31, 2014 and 2013

					Additional	Deferred			Total
	Preferred Stock		Common stock		paid-in	issuance	Noncontrolling	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	costs	interests	earnings	equity
Balance, December 31, 2012	1,005,000	$101	29,533,753	$2,953	616,512	$–	$121,004	$1,093,866	$1,834,336

Common stock issued for cash	–	–	114,400	11	285,989	–	–	–	286,000
Common stock issued for services	–	–	25,000	3	62,497	–	–	–	62,500
Common stock issued in acquisition of Medical Billing Choices, Inc.	–	–	160,000	16	399,984	–	–	–	400,000
Warrants issued for settlement of subsidiary obligations	–	–	–	–	85,000	–	–	–	85,000
Stock options issued	–	–	–	–	452,500	–	–	–	452,500
Common stock repurchased from lender and cancelled	–	–	(40,000)	(4)	(99,996)	–	–	–	(100,000)
Conversion of Series C preferred stock to common stock	(1,000,000)	(100)	203,233	21	79	–	–	–	100
Beneficial conversion feature	–	–	–	–	55,558	–	–	–	55,558
Capital contribution	–	–	–	–	47,100	–	–	–	47,100
Deferred issuance costs	–	–	–	–	–	(12,500)	–	–	(12,500)
Dividends on Series B preferred stock	–	–	–	–	–	–	–	(2,601,298)	(2,601,298)
Net income for the year ended December 31, 2013	–	–	–	–	–	–	–	8,259,917	8,259,917

Balance, December 31, 2013	5,000	$1	29,996,386	$3,000	$1,905,223	$(12,500)	$121,004	$6,752,485	$8,769,213

Common stock issued for cash	–	–	–	–	–	–	–	–	–
Common stock issued for services	–	–	72,000	7	179,993	–	–	–	180,000
Common stock issued for accrued bonuses	–	–	210,000	21	524,979	–	–	–	525,000
Common stock issued for acquisition of assets	–	–	10,000	1	24,999	–	–	–	25,000
Series D preferred stock issued in acquisition of Clinlab, Inc.	200,000	20	–	–	1,249,980	–	–	–	1,250,000
Stock option expense	–	–	–	–	672,079	–	–	–	672,079
Common stock returned from shareholder and cancelled	–	–	(1,241,550)	(124)	124	–	–	–	–
Series E preferred stock issued in acquisition of Epinex	100,000	10	–	–	799,990	–	–	–	800,000
Write-off of deferred issuance costs	–	–	–	–	–	12,500	–	–	12,500
Dividends on Series B preferred stock	–	–	–	–	–	–	–	(5,010,300)	(5,010,300)
Net income for the year ended December 31, 2014	–	–	–	–	–	–	–	7,820,332	7,820,332

Balance December 31, 2014	305,000	31	29,046,836	$2,905	$5,357,367	$–	$121,004	$9,562,517	$15,043,824

See accompanying notes to consolidated financial statements.

Continued

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity (Continued)

For the years ended December 31, 2014 and 2013

Preferred stock
	Non-designated		Series B		Series C		Series D		Series E		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2012	–	$–	5,000	$1	1,000,000	$100	–	$–	–	$–	1,005,000	$101

Common stock issued for cash	–	–	–	–	–	–	–	–	–	–	–	–

Common stock issued for services	–	–	–	–	–	–	–	–	–	–	–	–

Common stock issued in acquisition of Medical Billing Choices, Inc.	–	–	–	–	–	–	–	–	–	–	–	–

Warrants issued for settlement of subsidiary obligations	–	–	–	–	–	–	–	–	–	–	–	–

Stock options issued	–	–	–	–	–	–	–	–	–	–	–	–

Common stock repurchased from lender and cancelled	–	–	–	–	–	–	–	–	–	–	–	–

Conversion of Series C preferred stock to common stock	–	–	–	–	(1,000,000)	(100)	–	–	–	–	(1,000,000)	(100)

Beneficial conversion feature	–	–	–	–	–	–	–	–	–	–	–	–

Capital contribution	–	–	–	–	–	–	–	–	–	–	–	–

Deferred issuance costs	–	–	–	–	–	–	–	–	–	–	–	–

Dividends on Series B preferred stock	–	–	–	–	–	–	–	–	–	–	–	–

Net income for the year ended December 31, 2013	–	–	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2013	–	$–	5,000	$1	–	$–	–	$–	–	$–	5,000	1

Common stock issued for cash	–	–	–	–	–	–	–	–	–	–	–	–

Common stock issued for services	–	–	–	–	–	–	–	–	–	–	–	–

Common stock issued for accrued bonuses	–	–	–	–	–	–	–	–	–	–	–	–

Common stock issued for acquisition of assets	–	–	–	–	–	–	–	–	–	–	–	–

Series D preferred stock issued in acquisition of Clinlab, Inc.	–	–	–	–	–	–	200,000	20	–	–	200,000	20

Stock option expense	–	–	–	–	–	–	–	–	–	–	–	–

Common stock returned from shareholder and cancelled	–	–	–	–	–	–	–	–	–	–	–	–

Series E preferred stock issued in acquisition of Epinex	–	–	–	–	–	–	–	–	100,000	10	100,000	10

Write-off of deferred issuance costs	–	–	–	–	–	–	–	–	–	–	–	–

Dividends on Series B preferred stock	–	–	–	–	–	–	–	–	–	–	–	–

Net income for the year ended December 31, 2014	–	–	–	–	–	–	–	–	–	–	–	–

Balance December 31, 2014	–	$–	5,000	$1	–	$–	200,000	$20	100,000	$10	305,000	$31

See accompanying notes to consolidated financial statements.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 1 – Organization, Nature of Business and Presentation

Organization

Medytox Solutions, Inc. (the “Company”), was incorporated in Nevada on July 20, 2005 as Casino Players, Inc. In the first half of 2011, Company management decided to reorganize the operations of the Company as a holding company to acquire and manage a number of companies in the medical services sector.

On June 22, 2011, the Company organized Medytox Medical Management Solutions Corp. ("MMMSC"), a Florida corporation, as a wholly-owned subsidiary. MMMSC was a marketing company selling laboratory testing services to medical clinics, hospitals and physicians’ offices. On October 26, 2013, MMMSC changed its name to Medytox Information Technology, Inc. (“MIT”). MIT provides information technology services and solutions to all subsidiaries and customers of the Company and operates from the corporate offices in West Palm Beach, Florida.

On July 26, 2011, the Company organized Medytox Institute of Laboratory Medicine, Inc. ("MILM"), a Florida corporation, as a wholly-owned subsidiary. MILM was organized to acquire and manage medical testing laboratories. MILM operates from the corporate offices in West Palm Beach, Florida.

On August 22, 2011, the Company acquired 100% of the equity interests in Medical Billing Choices, Inc. ("MBC"), a privately-owned North Carolina corporation, through a stock purchase agreement for cash and an installment note. MBC operates a medical billing service for a variety of medical providers throughout the southeastern United States from offices in Charlotte, North Carolina. Since the acquisition, MBC is the main billing company for the Company's laboratories.

On February 6, 2012, the Company formed Medytox Diagnostics Inc. (“MDI”), a Florida corporation, as a wholly-owned subsidiary to acquire and build clinical laboratories. MDI operates from the corporate offices in West Palm Beach, Florida.

On February 16, 2012, MDI acquired majority interest in Collectaway LLC, now known as PB Laboratories, LLC ("PB Labs"), and a Florida limited liability company. On October 12, 2012, MDI acquired the remaining no controlling interest in PB Labs.  As of October 31, 2012, PB Labs is a wholly-owned subsidiary of MDI.

On March 9, 2012, the Company formed Medytox Medical Marketing & Sales, Inc. (“MMMS”), a Florida corporation, as a wholly-owned subsidiary that provides marketing for clinical laboratories that are owned by the Company.

On December 7, 2012, MDI acquired a majority interest in Biohealth Medical Laboratory, Inc. (“Biohealth”), a Florida corporation. The remaining minority interest was acquired on March 31, 2015. The initial agreement allowed MDI to retain all revenues.

On January 1, 2013, MDI purchased 100% of the stock of Alethea Laboratories, Inc. ("Alethea"). Althea operates a licensed clinical lab in Las Cruces, New Mexico and is an enrolled Medicare provider.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

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

On March 18, 2014, MDI, purchased all of the outstanding stock of Clinlab, Inc. Clinlab develops and markets laboratory information management systems.

On May 9, 2014, the Company formed Medical Mime, Inc. (“Mime”), a Florida corporation, as a wholly-owned subsidiary.

On May 23, 2014, Mime purchased certain net assets, primarily consisting of software, of GlobalOne Information Technologies, LLC (“GlobalOne”). GlobalOne developed software and provided services for the Electronic Health Records Management (“ERMEHR”) segment of the medical industry.

On August 26, 2014, MDI purchased all of the outstanding stock of Epinex Diagnostics Laboratories, Inc. (“Epinex”), a California corporation. Epinex is a clinical laboratory in Tustin, California.

On July 28, 2014, the Company formed Platinum Financial Solutions, Ltd as a 100% owned foreign subsidiary of the Company to pursue the opportunity of providing financial solutions, including factoring and accounts receivable acquisition in the healthcare sector. PFS has a Florida subsidiary, Platinum Financial Solutions, LLC, through which it may do business with U.S. based customers.

Nature of Operations

The Company operates in two segments, laboratory services and medical solutions support services.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain items on the statement of operations for the year ended December 31, 2013 have been reclassified to conform to the current period presentation.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimation include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations and the inputs used in calculating stock-based compensation and transactions. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of Medytox Solutions, Inc. and its wholly-owned subsidiaries, Medytox Information Technology, Inc., Medytox Institute of Laboratory Medicine, Inc., Medical Billing Choices, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Medytox Medical Marketing & Sales, Inc., Alethea Laboratories, Inc., EPIC Reference Labs, Inc., International Technologies, LLC, ClinLab, Inc., Medical Mime, Inc. and Epinex Diagnostics Laboratories, Inc. and its majority-owned subsidiary, Biohealth Medical Laboratory, Inc. Due to the dispute with Trident and its selling shareholders (see Note – 4), the accounts of Trident Laboratories, Inc. have been excluded from consolidation. In addition, a disputed net income reserve of $397,918 was established as of December 31, 2012 representing all of Trident’s net income recognized by the Company since August 22, 2011, the date of acquisition. The assets and liabilities of Trident had been condensed and presented as assets, or liabilities, attributable to disputed activity in the December 31, 2013 consolidated balance sheet.  Effective March 31, 2014, the Company’s management determined that the net assets of Trident are were not recoverable and, as such, the Company accounted for the disputed assets and liabilities as if they had been disposed, resulting in a gain on disposition of $134,184. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, respectively, the Company had no cash equivalents.

Revenue Recognition

Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis and urine analysis. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Net service revenues are determined utilizing gross service revenues net of contractual allowances. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by Medytox are to patients covered under a third party payer contract. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings including the patient responsibility portion of the billing for patients covered by third party payors. The Company currently does not have any capitated agreements. In the remainder of the cases, Medytox is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payer for health service providers like Medytox. Each of these third party payers may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends.

We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. The provision for bad debts represents our estimate of net revenues that will ultimately be uncollectable and is based upon our analysis of historical payment rates by specific payer groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment. These two calculations are routinely analyzed by Medytox on the basis of actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed.

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Historically, revisions to the allowances for doubtful accounts estimates were recorded as an adjustment to the provision for bad debts within selling, general and administrative expenses.

During the third quarter of 2014, the Company corrected the classification of the provision for bad debts from a component of operating expenses to a reduction in revenues. This presentation is required under U.S. GAAP due to the uncertainties of collection of the self-pay portion of patent service revenues.

As of December 31, 2014 and 2013, management recorded allowances for uncollectible accounts in the amount of $15,841,213 and $3,621,814, respectively. The provision for bad debts was $19,296,144 and $10,634,789 for the years ended December 31, 2014 and 2013, respectively.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  The Company did not recognize any impairment losses for the years ended December 31, 2014 and 2013.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2014 and 2013 the fair values of the Company’s financial instruments approximate their historical carrying amount.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $73,408 and $21,550 for the years ended December 31, 2014 and 2013, respectively. Advertising expenses are included in the Company’s operating expenses.

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

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2014.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two operating segments as of December 31, 2014 and 2013; laboratory services and medical solutions support services

Note 3 – Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which provides guidance in evaluating entities for inclusion in consolidations. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. We do not believe the adoption of ASU 2015-02 will have a material effect on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)”, which provides guidance which clarifies guidance as to the specific method to be used in evaluating hybrid financial derivatives. ASU 2014-16 is effective for fiscal years beginning after December 15, 2015. We do not believe the adoption of ASU 2014-16 will have a material effect on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”, which provides guidance for accounting and reporting for share-based award programs in which the performance target is achieved after the employee completes the requisite service period. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. We do not believe the adoption of ASU 2014-12 will have a material effect on the Company’s financial statements.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”. This new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. The Company is currently evaluating this guidance to see if it would have a material impact on its consolidated financial statements. The guidance is effective for the Company as of December 31, 2016. Early adoption is not permitted.

In April 2014, the FASB issued ASU No. 2014-08 “Presentation of Financial Statements (Topic 205), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This new guidance limits the presentation of discontinued operations to business circumstances when the disposal of the business operation represents a strategic shift that has had or will have a major effect on our operations and financial results. As required, the Company will adopt the new provisions on a prospective basis only and does not expect that the provisions of this new standard will have a significant impact on its consolidated financial statements.

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

Legal fees related to the lawsuit were $94,217 and $976,789 for the years ended December 31, 2014 and 2013, respectively.

The Company has not received any financial statements of Trident since August 31, 2012. These consolidated financial statements were prepared without the missing activity. Management believes that the missing activity is immaterial to the consolidated financial statements as a whole.  The Company established a disputed net income reserve of $397,918 as of December 31, 2012, representing all of Trident's net income recognized by the Company since August 22, 2011, the date of acquisition.  The assets and liabilities of Trident had been condensed and presented as assets, or liabilities, attributable to disputed activity in the December 31, 2013 consolidated balance sheet. A separate $389,135 of commissions payable on Trident sales is included in liabilities attributable to disputed activity as of December 31, 2013. Effective March 31, 2014, the Company’s management determined that the net assets of Trident are were not recoverable and, as such, the Company accounted for the disputed assets and liabilities as if they had been disposed, resulting in a gain on disposition of $134,184. Trident was administratively dissolved by the state in September 2014.

Assets and liabilities of the disputed subsidiary as of December 31, 2014 and 2013, respectively were as follows:

	December 31,	December 31,
	2014	2013

Total assets	$-0-	$1,367,796

Total liabilities	$-0-	$1,104,063

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 5 – Long Lived Assets

Property and equipment at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013

Medical equipment	$896,641	$655,125

Equipment	396,551	111,265

Equipment under capital leases (See Note 9 - Capital Lease Obligations)	4,024,449	980,948

Furniture	333,316	206,587

Leasehold improvements	1,665,501	243,983

Vehicles	177,534	177,534

Computer equipment	595,571	235,507

Software	1,832,053	285,175

	9,921,616	2,896,124

Less accumulated depreciation	(2,243,493)	(739,743)

Property and equipment, net	$7,678,123	$2,156,381

Depreciation of property and equipment was $1,481,313 and $407,971 for the years ended December 31, 2014 and 2013, respectively.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 5 – Long Lived Assets (Continued)

Intangible assets consisted of the following as of December 31, 2014 and 2013, respectively:

	As of December 31, 2014			As of December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Definite life intangible assets:

Trade names and Trademarks	$221,000	$(8,095)	$212,905	$–	$–	$–

Customer relationships	205,000	(8,828)	196,172	–	–	–

Non-compete agreements	19,000	(2,217)	16,783	–	–	–

	445,000	(19,140)	425,860	–	–	–

Indefinite life intangible assets:

Clinical laboratory licenses	4,010,613	–	4,010,613	3,190,613		3,190,613

Total intangible assets	$4,455,613	$(19,140)	$4,436,473	$3,190,613	$–	$3,190,613

Amortization expense was $19,140 and $0 for the years ended December 31, 2014 and 2013, respectively.

Future estimated amortization expense is as follows:

Year ending December 31,
2015	$32,199
2016	32,199
2017	32,199
2018	32,199
2019	29,982
2020 and thereafter	267,082

Total	$425,860

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

The Company’s management has performed a valuation of the identifiable intangible assets, including medical licenses at the date of acquisition. As a result, the Company has recorded medical licenses acquired from all laboratory acquisitions in the amounts noted above. The medical licenses include licenses for Medicare and Medicaid, COLA Laboratory Accreditation, Clinical Laboratory Improvement Amendments (CLIA), and State of Florida (AHCA) Clinical Laboratory Licenses, and have indefinite lives. As such, there was no amortization of intangible assets for the years presented.

Goodwill activity for the years ended December 31, 2014 and 2013 was;

	Laboratory Services	Medical Support Solutions
	Segment	Segment	Total

Balance at December 31, 2012	$248,800	$802,112	$1,050,912

Goodwill acquired during the year	–	400,000	400,000

Adjustment to purchase price for contingent consideration adjustment	(24,913)	–	(24,913)

Balance at December 31, 2013	223,887	1,202,112	1,425,999

Goodwill acquired during the year	581,600	1,132,343	1,713,943

Balance at December 31, 2014	$805,487	$2,334,455	$3,139,942

Management periodically reviews the valuation of long-lived assets for potential impairments. Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 6 – Accrued Expenses

Accrued expenses at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013

Commissions payable	$319,270	$277,731

Dividends payable	913,271	360,726

Accrued payroll and related liabilities	554,707	114,471

Accrued bonuses	–	1,900,000

Accrued interest	89,488	46,842

Other accrued expenses	420,680	156,114

Accrued expenses	$2,297,416	$2,855,884

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 7 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At December 31, 2014 and 2013, notes payable consisted of the following:

	December 31,
	2014	2013

Convertible debenture for working capital, dated September 15, 2011, in the amount of $500,000 and bearing interest at 20%. The note was convertible at $2.50 per share. The due date of the note was extended from October 31, 2013 to February 5, 2014 by the lender. The note was paid in full on February 5, 2014.	–	100,000

Loan from TCA. Principal of $2,475,000 and $2,475,000, respectively, payable by January 15, 2014. The note was extended from January 15, 2014 to September 15, 2014 and was secured by all assets of the Company and its subsidiaries (other than Trident and MBC). See "TCA Global" below.	–	2,475,000

Acquisition note No.1 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	–	150,000

Acquisition note No. 2 to former shareholder of Alethea Laboratories, Inc. in the amount of $287,500 at 0% interest, with payments of $50,000 due quarterly starting April 1, 2013.	–	150,000

Loan from former shareholders of Alethea Laboratories, Inc. in the amount of $344,650 at 4% interest, with principal payments of $24,618 due monthly starting March 15, 2013. The note was paid in full on April 1, 2014.	–	98,471

Commercial loan with a finance company, dated December 20, 2012, in the original amount of $18,249 and bearing interest at 12.59%. Principal and interest payments in the amount of $364 were payable for 72 months ending on January 3, 2019. This note was secured by a lien on a vehicle with a carrying value of $16,623 at December 31, 2013. The note was paid in full on March 26, 2014.	–	15,845

Commercial loan with a finance company, dated November 15, 2012, in the original amount of $18,008 and bearing interest at 15.07%. Principal and interest payments in the amount of $384 were payable for 72 months ending on November 30, 2018. This note was secured by a lien on a vehicle with a carrying value of $16,430 at December 31, 2013. The note was paid in full on March 26, 2014.	–	16,279

Commercial loan with a finance company, dated November 28, 2012, in the original amount of $20,345 and bearing interest at 8.99%. Principal and interest payments in the amount of $368 were payable for 72 months ending on January 12, 2019. This note was secured by a lien on a vehicle with a carrying value of $18,300 at December 31, 2013. The note was paid in full on March 26, 2014.	–	17,676

Acquisition convertible note No. 1 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest was due January 17, 2014. The note was convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $-0- and $1,639 at December 31, 2014 and 2013, respectively. See "Acquisition Convertible Notes" below.	250,000	248,361

Acquisition convertible note No. 2 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest was due January 17, 2014. The note was convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $1,639 at December 31, 2013. See "Acquisition Convertible Notes" below.	–	248,361

Loan from former member of International Technologies, LLC in the remaining amount of $416,667 at the date of acquisition, at 1% interest, with principal payments of $83,333 due quarterly starting June 7, 2013. The note was paid in full on June 6, 2014.	–	166,668

Loan from former member of International Technologies, LLC in the remaining amount of $112,500 at the date of acquisition, at 1% interest, with principal payments of $22,500 due quarterly starting June 7, 2013. The note was paid in full on June 6, 2014.	–	45,000

Loan payable to former shareholder of Epinex Diagnostic Laboratories, Inc. in the amount of $400,000, at 0% interest, with principal payments of $100,000 due in periodic installments from November 26, 2014 through February 26, 2016. Amount recorded is net of imputed discount of $13,316 at December 31, 2014.	286,684	–

	536,684	3,731,661

Less current portion	(443,292)	(3,689,554)

Notes payable, net of current portion	$93,392	$42,107

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note Payable - Related Party

	December 31, 2014
	Face Value	Put	Put	Debt	Net Value
	of Note	Discount	Premium	Discount	of Note

Convertible debenture dated December 31, 2014 in the amount of $3,000,000 which bears interest at 10% and is due December 31, 2015. The note provides the lender the option to covert the note into the Company's common stock at a 25% discount to the average trading price (as defined in the note agreement) for the ten consecutive trading days prior to the conversion date. The note has been discounted by the value of warrants issuable upon conversion of $380,000 at December 31, 2014. The note has also been discounted by the unamortized value of its put premium of $1,000,000, and increased by the put premium liability of $1,000,000, at December 31, 2014.	$3,000,000	$(1,000,000)	$1,000,000	$(380,000)	$2,620,000

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

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

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

All borrowings under this facility were paid in full on September 8, 2014.

Acquisition Convertible Notes

The Company filed actions against Reginald Samuels and Ralph Perricelli seeking, among other things, a declaration that the convertible debentures in the aggregate amount of $500,000 that the Company issued to Mr. Samuels and Mr. Perricelli as part of the consideration for the purchase of their interests in International Technologies, LLC are null and void.

All litigation with Mr. Samuels was settled by the Company on December 8, 2014. Specifics of the settlement are confidential.

The Company received a default judgement against Perricelli in January 2015, relieving the Company of its obligations under the convertible debenture. The note payable and related accrued interest will be written off in January 2015.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 8 – Related Party Transactions

On February 3, 2015 the Company borrowed $3,000,000 from Alcimede LLC, of which our CEO is the sole manager. The note has an interest rate of 6% and is due on February 2, 2016.

On December 31, 2014, the Company borrowed $3,000,000 from D&D Funding II, LLC (“D&D”), Christopher Diamantis, a director of the Company, is the manager and 50% owner of D&D. (See Note 7 for a description of this Note.)

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

Mr. Forhan had advanced loans to the Company for the payment of certain operating expenses. The loans were non-interest bearing and were due on demand. The amount outstanding to Mr. Forhan was $57,100 at December 31, 2012. During the year ended December 31, 2013, $10,000 was paid and the remaining $47,100 was released by Mr. Forhan. The $47,100 is recorded as a capital contribution as additional paid in capital.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 8 – Related Party Transactions (Continued)

Alcimede LLC, of which the CEO of the Company is the sole manager, had advanced loans to the Company for the payment of certain operating expenses. The loans were non-interest bearing and were due on demand. The amount outstanding to Alcimede was $85,000 at December 31, 2012. During the year ended December 31, 2013, the $85,000 was paid along with a one-time interest charge of $18,417. Alcimede was paid $364,375 and $240,000 for consulting fees pursuant to a consulting agreement for the years ended December 31, 2014 and 2013, respectively. The Company reimbursed Alcimede $450,408 and $520,334 for certain operating expenses and asset purchases paid by Alcimede on the Company’s behalf in the years ended December 31, 2014 and 2013, respectively.

A selling shareholder of MBC had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to the selling shareholder was $100,000 at December 31, 2012 and was paid during the year ended December 31, 2013.

On September 10, 2012, the Company entered into an Asset Purchase Agreement with DASH Software, LLC (“DASH”) for the purchase of certain software utilized by the Company in its operations for $150,000. Sharon Hollis, a Vice President and shareholder of the Company, was the managing member of DASH. During the year ended December 31, 2013, the Company paid $33,070 to DASH pursuant to the Asset Purchase Agreement. As of December 31, 2013, the purchase is fully paid.

In connection with the Company's acquisition of MBC, Dr. Thomas Mendolia, the then Chief Executive Officer of the Company's Laboratories and a shareholder, entered into an agreement with the selling shareholders of MBC to receive 20% of the purchase price of MBC as it was paid by the Company and 0.88% of the gross collections that MBC collected for the Company.  Pursuant to this agreement, Dr. Mendolia received $29,625 for the year ended December 31, 2011, $90,152 during the year ended December 31, 2012 and $103,583 during the six months ended June 30, 2013 for a total of $223,360. Pursuant to the completion of the acquisition of MBC on July 22, 2013, the Company and Dr. Mendolia agreed that the $223,360 would be paid back to MBC and payment was received in July 2013. The Company reimbursed Dr. Mendolia $254,966 and $252,841 for certain operating expenses and asset purchases paid by Dr. Mendolia on the Company’s behalf in the years ended December 31, 2014 and 2013, respectively.

All of these transactions were completed at arm’s length at values commensurate with those of independent third parties

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 9 – Capital Lease Obligations

The Company leases various assets under capital leases expiring in 2020 as follows:

	December 31,
	2014	2013

Medical equipment	$4,024,449	$980,948
Less accumulated depreciation	(883,015)	(364,726)

Net	$3,141,434	$616,222

Depreciation expense on assets under capital leases was $518,289 and $364,726 for the years ended December 31, 2014 and 2013, respectively.

Aggregate future minimum rentals under capital leases are as follows:

December 31,
2015	$1,217,946
2016	1,078,010
2017	969,606
2018	382,395
2019	35,575
Thereafter	32,611

Total	3,716,143

Less interest	530,956

Present value of minimum lease payments	3,185,187

Less current portion of capital lease obligations	962,562

Capital lease obligations, net of current portion	$2,222,625

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

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 10 – Stockholders’ Equity (Continued)

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

The Series D shares also include voting rights of 1 vote for every share of Series D Preferred Stock and are entitled to dividends, at the same time any dividend is paid or declared on any shares of the Company’s Common Stock The dividends are to be in an amount equal to the amount such holder would have received if the Series D Preferred Stock were converted to Common Stock. As of December 31, 2014 and 2013, respectively, there were 200,000 shares and no shares of Series D Preferred Stock outstanding.

On August 21, 2014, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing 100,000 shares of Series E Convertible Preferred Stock at a par value of $.0001 per share. The Series E shares are convertible into the number of shares of Common Stock equal to the quotient of 8 divided by the average market price of the Company’s Common Stock for thirty trading days prior to the date of conversion, multiplied by the number of Series E shares being converted. Any Series E shares which remain outstanding on August 28, 2016 will be automatically converted into Common Stock using the prescribed formula. The Series E shares also include voting rights of 1 vote for every share of Series E Preferred Stock and are entitled to dividends at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. The dividends are to be in an amount equal to the amount such holder would have received if the Series E Preferred Stock were converted to Common Stock at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. As of December 31, 2014 and 2013, respectively, there were 100,000 shares and no shares of Series E Preferred Stock outstanding.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 10 – Stockholders’ Equity (Continued)

Preferred Stock

During the year ended December 31, 2012, the Company issued 5,000 shares of Series B Preferred Stock to executives as compensation. The shares were valued at par totaling $1 and charged to operations.

During the year ended December 31, 2014, the Series B preferred shareholders earned dividends totaling $5,010,300 (December 2013 $2,601,298) of which $913,271 was due and payable at December 31, 2014 (December 2013 $360,726)

During the year ended December 31, 2012, the Company issued 1,000,000 shares of Series C Preferred Stock in exchange for $926,675 of repurchase agreements and cancelled 16,580,575 shares of treasury stock. Under the terms of the certificate of designation, the 1,000,000 shares of Series C preferred shares were mandatorily converted into 203,233 shares of the Company’s common stock on December 31, 2013.

On March 18, 2014, 200,000 shares of Series D Preferred Stock of the Company were issued to the previous owners of Clinlab pursuant to a stock purchase agreement whereby the Company purchased all of the outstanding stock of Clinlab (See Note 12 – Business Combinations). On March 20, 2015, 150,000 shares of these Series D Preferred stock were converted to 125,334 shares of common stock.

On August 28, 2014, 100,000 shares of Series E Preferred Stock of the Company were issued to the previous owner of Epinex pursuant to a stock purchase agreement whereby the Company purchased all of the outstanding stock of Epinex (See Note 12 – Business Combinations). On March 3, 2015, 55,000 shares of these Series E Preferred stock were converted to 58,856 shares of common stock.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Common Stock

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

During the year ended December 31, 2013, the Company issued an aggregate of 160,000 shares of its restricted Common Stock to the former shareholders of its subsidiary, Medical Billing Choices, Inc. (“MBC”) in accordance with an amendment to the Agreement dated August 22, 2011, pursuant to which the Company had acquired MBC. See Note 12 – Business Combinations. The shares were valued at $2.50 per share, based on the price of shares sold to investors, for a total of $400,000.

During the year ended December 31, 2013, pursuant to the terms of the certificate of designation, the Company issued 203,233 shares of its restricted Common Stock in the mandatory conversion of the 1,000,000 shares of its Series C preferred stock.

During the year ended December 31, 2014, the Company issued an aggregate of 285,000 shares of the Company’s restricted common stock. The Company issued an aggregate of 210,000 shares under the Medytox Solutions, Inc. 2013 Incentive Compensation Plan to six management executives and one consultant as partial payment of bonuses which were accrued at December 31, 2013. The shares were valued at $2.50, based on the price of shares sold to investors, for a total of $525,000. An aggregate of 65,000 shares were issued to two employees pursuant to employment agreements, valued at $2.50, based on the price of shares sold to investors, for a total of $162,500. A total of 10,000 shares was issued to GlobalOne in connection with the acquisition of certain assets, valued at $2.50, based on the price of shares sold to investors, for a total of $25,000.

On September 11, 2014, William Forhan resigned as Chief Executive Officer and Chairman and returned 1,241,550 restricted common shares to the Company, which were then retired. Mr. Forhan remains the owner of 1,241,551 restricted common shares.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 10 – Stockholders’ Equity (Continued)

2013 Equity Plan

On September 25, 2013, the Company’s board of directors approved and adopted the Medytox Solutions, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”). The 2013 Plan was approved by a majority of stockholders of the Company on November 22, 2013. The 2013 Plan provides for the grant of shares of common stock, options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. No awards of any kind were granted under the 2013 Plan during the year ended December 31, 2013. The following summarizes activity under the 2013 Plan for the year ended December 31, 2014:

Shares approved for issuance at plan inception	5,000,000

Options granted in 2014	(1,435,000)

Options cancelled in 2014	10,000

Restricted shares issued in 2014	(210,000)

Balance at December 31, 2014	3,365,000

Stock Options

The following summarizes option activity for the years ended December 31, 2014 and 2013:

	Common Stock Options Outstanding
	Employees and Directors	Non-employees	Total	Weighted average exercise price

Outstanding at December 31, 2012	18,300,000	3,020,000	21,320,000	$5.79

Options granted	1,850,000	–	1,850,000	3.24

Options exercised	–	–	–	–

Options cancelled or expired	–	–	–	–

Balance at December 31, 2013	20,150,000	3,020,000	23,170,000	$5.33

Options granted	1,435,000	–	1,435,000	2.76

Options exercised	–	–	–	–

Reclassified	3,000,000	(3,000,000)		NA

Options cancelled or expired	(360,000)	(20,000)	(380,000)	2.50

Balance at December 31, 2014	24,225,000	–	24,225,000	$5.47

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 10 – Stockholders’ Equity (Continued)

Stock Options (Continued)

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2014:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
Exercise	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
price	outstanding	life (years)	price	value	vested	price	value

$2.50	9,475,000	3.37	$2.50	$–	8,987,500	$2.50	$–
$5.00	7,750,000	2.99	$5.00	–	7,700,000	$5.00	–
$10.00	7,000,000	8.01	$10.00	–	7,000,000	$10.00	–
	24,225,000		$5.47	$–	23,687,500	$5.53	$–

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

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. Vested amount of the options of $80,000 was expensed as stock-based compensation for the year ended December 31, 2013. Another $40,000 of compensation cost associated with these options was recorded in the year ended December 31, 2014.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

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

During the year ended December 31, 2012, the Company issued 3,020,000 options to non-employees with a grant date fair value of $0.00 as there was no market value for the stock.  400,000 previously issued options were cancelled during the year ended December 31, 2012.  All of the options granted were fully vested upon their grant.  Stock option expense for non-employees was $0 for the year ended December 31, 2013.

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

During the year ended December 31, 2014, the Company issued options to purchase a total of 100,000 shares of the Company’s common stock to an employee pursuant to terms of an employment agreement. These options have contractual lives of two years and were valued at an average grant date fair value of $0.25 per option, or $25,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	1 year
Expected volatility	24.43%
Risk free interest rate	0.30%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As the 100,000 options were vested as during the year ended December 31, 2014, $25,000 of stock-based compensation was recorded for the year.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 10 – Stockholders’ Equity (Continued)

Stock Options (Continued)

During the year ended December 31, 2014, the Company issued options to purchase a total of 1,035,000 shares of the Company’s common stock to various employees. These options have contractual lives of ten years and were valued at an average grant date fair value of $0.70 per option, or $724,500, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	5.375 years
Expected volatility	27.72%
Risk free interest rate	1.46%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of December 31, 2014, 517,500 of these options had vested and the Company recognized $560,476 of stock-based compensation expense for the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued options to purchase a total of 300,000 shares of the Company’s common stock to a director. These options have contractual lives of four years and were valued at an average grant date fair value of $0.18 per option, or $54,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	2 years
Expected volatility	24.43%
Risk free interest rate	0.43%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of December 31, 2014, 200,000 of these options had vested and the Company recognized $46,603 of stock-based compensation expense for the year ended December 31, 2014.

As of December 31, 2014, there were unrecognized compensation costs of $59,421 related to stock options. The Company expects to recognize those costs over a weighted average period of .21 years as of December 31, 2014. Future option grants will increase the amount of compensation expense to be recorded in these periods.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 10 – Stockholders’ Equity (Continued)

Warrants

The following table summarizes warrant transactions for the years ended December 31, 2014 and 2013:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	term (years)	value

Granted in 2013	346,400	$3.22

Outstanding at December 31, 2014	300,000	$3.33	0.07	$–

Exercisable at December 31, 2014	300,000	$3.33	0.07	$–

Weighted Average Grant Date Fair Value		$0.25

During the year ended December 31, 2013, the Company issued warrants to purchase a total of 46,400 shares of the Company’s common stock in conjunction with sales of Units. These warrants had a contractual life of one year and expired December 31, 2014. The warrants were valued at a grant date fair value of $-0- per warrant using the Black-Scholes Option Pricing Model with the following assumptions:

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

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The $85,000 was expensed as stock-based consulting fees for the year ended December 31, 2013. These warrants expired in January 2015.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 10 – Stockholders’ Equity (Continued)

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

Basic and Diluted EPS were calculated as follows:

	Year Ended December 31,
	2014	2013
Basic:
Numerator - net income available to common stockholders	$2,810,032	5,658,619
Denominator - weighted-average shares outstanding	29,899,536	29,692,110

Net income per share - Basic	$0.09	$0.19

Diluted:
Numerator:
Net income available to common stockholders	$2,810,032	$5,658,619
Interest expense on convertible debt, net of taxes	14,436	53,141
	2,824,468	5,711,760

Denominator:
Weighted-average shares outstanding	29,899,536	29,692,110
Weighted-average equivalent shares options and warrants	610,177
Weighted-average equivalent shares from convertible debt	222,222	264,992
Weighted-average equivalent shares from Series C convertible preferred stock	–	203,233
Weighted-average equivalent shares from Series D convertible preferred stock	157,808	–
Weighted-average equivalent shares from Series E convertible preferred stock	34,795	–
	30,924,538	30,160,335

Net income per share - Diluted	$0.09	$0.19

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2014 and 2013, the following potential common stock equivalents were excluded from the calculation of Diluted EPS as their effect was anti-dilutive:

	December 31
	2014	2013

Stock options outstanding	14,750,000	23,170,000
Warrants outstanding	–	346,400

	14,750,000	23,516,400

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 11 – Income Taxes

Significant components of the income tax provision are summarized as follows:

Income Tax Provision:

	Year Ended December 31,
	2014	2013
Current provision:
Federal	$4,807,000	$5,834,600
State	822,900	1,027,500

Deferred provision:
Federal	1,745,200	(1,168,700)
State	186,200	(124,800)

	$7,561,300	$5,568,600

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013

Expected federal income tax at 34% statutory rate	34.0%	34.0%
State income taxes	4.3%	4.3%
Permanent differences	10.9%	2.0%
Change in valuation allowance	0.0%	0.0%

	49.2%	40.3%

Of the $8,087,946 income tax liabilities, $2,063,998 relates to 2013. Further, the Company has made no payments on its 2014 tax liability.

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Deferred income tax assets:
Allowance for bad debts	$28,300	$1,362,900
Accrued compensation	–	385,700
Stock options	423,200	170,300
Total deferred income tax assets	$451,500	$1,918,900

Deferred income tax liabilities:
Property and equipment	$(513,600)	$(76,100)
Intangible amortization	(162,500)	(136,000)
Total deferred income tax liabilities	$(676,100)	$(212,100)

Net deferred income taxes:
Current	28,300	1,748,600
Non-current	(252,900)	(41,800)
	$(224,600)	$1,706,800

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 11 – Income Taxes (Continued)

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

The Company is subject to income taxes in the U.S. federal jurisdiction and the states of Florida, North Carolina, New Mexico and New Jersey. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of December 31, 2014, returns have been filed for tax years 2013, 2012, 2011, 2010, 2009, 2008, 2007, 2006 and 2005 and remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Note 12 – Business Combinations

The Company completed three acquisitions during the year ended December 31, 2014 and two during the year ended December 31, 2013.  The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of FASB ASC 805 “Business Combinations“.  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill.

Goodwill was attributable to the following subsidiaries as of December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013

Medical Billing Choices, Inc.	$1,202,112	$1,202,112

PB Laboratories, LLC	107,124	107,124

Biohealth Medical Laboratory, Inc.	116,763	116,763

Clinlab, Inc.	857,532	–

Medical Mime, Inc.	274,811	–

Epinex Diagnostics Laboratories, Inc.	581,600	–

	$3,139,942	$1,425,999

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 12 – Business Combinations (continued)

Epinex Diagnostics Laboratories, Inc.

On August 26, 2014, the Company, through its subsidiary, MDI, purchased all of the outstanding stock of Epinex from an unrelated party. The purchase price was an aggregate of $1,300,000, consisting of $100,000 in cash, $400,000 loan payable, and 100,000 shares of Series E Preferred Stock of the Company, currently convertible into $800,000 of common stock of the Company at the date of conversion.

The following table summarizes the consideration given for Epinex and the fair values of the assets acquired and liabilities assumed at the acquisition date.

Consideration Given:

Cash at closing	$100,000
Acquisition Notes	385,545
Series E Convertible Preferred Stock (100,000 shares)	800,000
Contingent consideration adjustment	(43,800)

$1,241,745

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$36,677
Property and equipment, net	26,983
Deposits	285
Accounts payable	(227,855)
Accrued expenses	(75,945)
Identifiable intangible assets	900,000
Total identifiable net assets	660,145

Goodwill	581,600

$1,241,745

Intangible assets consisting of certain medical licenses ($820,000) and Trade Names ($80,000) were valued based on their fair value. The licenses have indefinite lives and are non-amortizable. Trade Names are being amortized over their estimated useful life. (See Note 5 – Long-Lived Assets)

GlobalOne Information Technologies, LLC

On May 23, 2014, the Company, through its subsidiary, Mime, purchased certain net assets, primarily consisting of software, of GlobalOne. The purchase price was an aggregate of $675,000, consisting of $500,000 in cash, 10,000 shares of Common Stock, and $150,000 in cash payable six months after the date of closing.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 12 – Business Combinations (Continued)

The following table summarizes the consideration given for the net assets of GlobalOne and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration Given:

Cash at closing	$500,000
Common stock (10,000 shares)	25,000
Contingent acquisition liability	150,000

Total Consideration	$675,000

Fair value of identifiable assets acquired and liabilities assumed:

Accounts receivable	$93,270
Property and equipment, net	7,005
Software	182,000
Accounts payable	(95,086)
Identifiable intangible assets	213,000
Total identifiable net assets	400,189

Goodwill	274,811

$675,000

Intangible assets consisting of Trade Names ($66,000), Customer Relationships ($128,000) and Non-Compete arrangements ($19,000) were valued at fair value and are being amortized over their estimated useful lives. (See Note 5 – Long-Lived Assets)

Clinlab, Inc.

On March 18, 2014, the Company, through its subsidiary, MIT, purchased all of the outstanding stock of Clinlab from two unrelated parties. The purchase price was an aggregate of $2,250,000, $1,000,000 in cash and 200,000 shares of Series D Preferred Stock of the Company, convertible into approximately $1,250,000 of common stock of the Company at the date of conversion.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 12 – Business Combinations (Continued)

The following table summarizes the consideration given for Clinlab and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration Given:

Cash at closing	$1,000,000
Series D Convertible Preferred Stock (200,000 shares)	1,250,000
Contingent acquisition liability	54,017

Total Consideration	$2,304,017

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$31,671
Accounts receivable	54,017
Other current assets	241
Software	1,252,000
Deposits	700
Accounts payable	(4,942)
Accrued expenses	(39,202)
Identifiable intangible assets	152,000
Total identifiable net assets	1,446,485

Goodwill	857,532

$2,304,017

Intangible assets consisting of Trade Names ($75,000) and Customer Relationships ($77,000) were valued at fair value and are being amortized over their estimated useful lives. (See Note 5 – Long-Lived Assets)

International Technologies, LLC

On April 4, 2013, the Company, through its subsidiary, Medytox Diagnostics, Inc. (“MDI”), agreed to purchase 100% of the membership interests of International Technologies, LLC ("Intl Tech") from two unrelated parties for cash of $127,000 and two convertible debentures in a total amount of $500,000.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 12 – Business Combinations (Continued)

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

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 12 – Business Combinations (Continued)

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

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 13 – Commitments and Contingencies

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

At December 31, 2014, future minimum lease payments under these leases are as follows:

Year ending December 31,
2015	$741,015
2016	466,327
2017	346,729
2018	146,378
2019	41,524

Total minimum future lease payments	$1,741,972

Rent expense for the years ended December 31, 2014 and 2013 was $608,399 and $350,169 respectively.

Purchase Commitments

On January 25, 2013 MDI entered into a ten year, automatically renewable, License Agreement with Dry Spot Diagnostics AG (Dry Spot”), Medytox will pay to Dry Spot a minimum royalty of $200,000 per year in 2015 and 2016. The agreement provides for a royalty of 10% on sales incorporating the Dry Spot technology in years subsequent to 2016 through the expiry of the agreement.

The Company has entered into a purchase agreement for reagent supplies through December, 2020.

Minimum commitments as of December 31, 2014 for these obligations are as follows:

Year ending December 31,
2015	$254,871
2016	254,871
2017	54,871
2018	54,871
2019 and thereafter	109,742

Total purchase commitments	$729,226

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 13 – Commitments and Contingencies (continued)

Significant Risks and Uncertainties

[a] Concentrations of Credit Risk - Cash - At December 31, 2014 and 2013, the Company had approximately $2,631,000 and $1,070,000, respectively, in cash balances at financial institutions which were in excess of the federally insured limits.

[b] Concentration of Credit Risk - Accounts Receivable - Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. The Company does have significant receivable balances with government payers and various insurance carriers. Generally, the Company does not require collateral or other security to support customer receivables. However, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

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

On July 2, 2013, the Company announced that a jury in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida awarded its wholly-owned subsidiary Medytox Institute of Laboratory Medicine, Inc. ("MILM") $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. and its shareholders and awarded Seamus Lagan $750,000 individually against Christopher Hawley for defamatory postings on the InvestorsHub website. The jury rejected every claim made against the MILM parties. All appeals were dismissed on April 9, 2014. Because of the uncertainties as to the collectability of amounts awarded, no amounts have been recorded by the Company.

On February 26, 2014, the Company filed an action against Reginald Samuels and Ralph Perricelli in the United States District Court for the Southern District of Florida seeking, among other things, a declaration that the convertible debentures in the aggregate amount of $500,000 that the Company issued to Mr. Samuels and Mr. Perricelli as part of the consideration for the purchase of their interests in International Technologies, LLC are null and void.  On October 21, 2013, Mr. Samuels had filed a complaint in the Superior Court of New Jersey (Bergen County) against the Company and Medytox Diagnostics, Inc. alleging breach of contract under his employment agreement and the agreement under which International Technologies, LLC was acquired; unjust enrichment, fraud; intentional and negligent misrepresentation; and breach of an implied duty of good faith and fair dealing and seeking an accounting.  Mr. Perricelli filed a similar action.

All litigation with Reginald Samuels was settled by the Company on December 8, 2014. Specifics of the settlement are confidential.

The Company received a default judgement against Mr. Perricelli on February 12, 2015, relieving the Company of its obligations under the convertible debenture.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 14 – ProForma Financial Information

The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 2014 as if the acquisitions of Clinlab and Epinex had been completed January 1, 2014. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2014.

		Historical (1)
	Medytox Solutions, Inc. Historical	Epinex Diagnostics Laboratories, Inc.	Clinlab, Inc.	Pro Forma Adjustments	Ref	Combined

Revenues	$57,927,820	$44,299	$98,446			$58,070,565

Operating expenses	42,272,826	329,258	94,414			42,696,498

Income (loss) from operations	15,654,994	(327,516)	4,032			15,331,510

Other income (expense)	(273,362)	12,753	1			(260,607)

Income (loss) before income taxes	15,381,632	(340,269)	4,034			15,045,396

Provision (benefit) for income taxes	7,561,300	0	0	(137,856)	(2)	7,423,444

Net income (loss)	7,820,332	(340,269)	4,034	137,856	(2)	7,621,952

Preferred Stock Dividends	5,010,300	0	0	0		5,010,300

Net income (loss) available for common shareholders	$2,810,032	$(340,269)	$4,034	$–		$2,473,796

Net Income per share
Basic	$0.09					$0.08
Diluted	$0.09					$0.08

Weighted average number of shares, basic and diluted:
Basic	29,899,536					29,899,536
Diluted	30,924,538					30,924,538

(1)	Reflects 2014 results of operations prior to the acquisition dates; Epinex was acquired on August 26, 2014 and Clinlab was acquired on March 18, 2014.

(2)	Reflects tax savings resulting from including aggregate net losses of acquired operations in Corporate tax return.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 15 – Segment Reporting

Selected financial information for the Company’s operating segments is as follows:

	Year Ended December 31,
	2014	2013
Net revenues - External
Laboratory Services	$57,180,209	$41,802,717
Medical Support Solutions	747,611	86,154
Corporate & Eliminations	–	–
	$57,927,820	$41,888,871
Net revenues - Inter Segment
Laboratory Services	$–	$–
Medical Support Solutions	2,928,160	1,897,900
Corporate & Eliminations	–	–
	$2,928,160	$1,897,900
Income (loss) from operations
Laboratory Services	$19,808,354	$21,276,242
Medical Support Solutions	(816,916)	751,095
Corporate & Eliminations	(3,336,444)	(7,527,347)
	$15,654,994	$14,499,990
Depreciation and amortization
Laboratory Services	$1,104,606	$391,894
Medical Support Solutions	442,321	11,027
Corporate & Eliminations	(46,474)	5,050
	$1,500,453	$407,971
Capital expenditures
Laboratory Services	$5,084,658	$1,370,215
Medical Support Solutions	450,409	94,589
Corporate & Eliminations	–	12,006
	$5,535,067	$1,476,810
Total assets
Laboratory Services	$29,362,062	$17,826,210
Medical Support Solutions	5,214,139	1,731,810
Corporate & Eliminations	1,184,553	5,750,037
	$35,760,754	$25,308,057
Intangible assets
Laboratory Services	$4,088,835	$3,190,613
Medical Support Solutions	347,638	–
Corporate & Eliminations	–	–
	$4,436,473	$3,190,613
Goodwill
Laboratory Services	$805,487	$223,887
Medical Support Solutions	2,334,455	1,202,112
Corporate & Eliminations	–	–
	$3,139,942	$1,425,999

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014

Note 16 – Subsequent Events

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

Pursuant to the Letter of Intent, the Company has agreed to advance certain funding to CollabRx in contemplation of the business combination. On January 16, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with CollabRx, pursuant to which it is contemplated the Company will loan up to $2,395,644 to CollabRx and an Agreement with CollabRx, pursuant to which CollabRx agreed that in the event it enters into a merger or other sale transaction involving at least thirty-five percent (35.0%) of its shares or assets with a party other than the Company CollabRx will pay the Company a $1,000,000 fee.

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

On February 3, 2015 the Company borrowed $3,000,000 from Alcimede LLC, of which the CEO of the Company is the sole manager. The note has an interest rate of 6% and is due on February 2, 2016.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 9.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2014 because of the material weakness in internal control over financial reporting discussed in Management’s Report on Internal Control over Financial Reporting, presented below.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In connection with such evaluation, management identified a material weakness in internal control over financial reporting. Insufficient staffing and accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions. Based on this material weakness in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2014. The Company is in the process of taking the following steps to remediate the material weakness: (i) increasing the staffing of its internal accounting department, including the addition of a new corporate controller, (ii) engaging outside independent consultants to assist in the analysis of complex accounting transactions, and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department and outside independent consultants.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, the Company took several steps to improve internal control over financial reporting. These steps included an expansion of the number of personnel in the accounting department, including the addition of a corporate controller. The internal control over financial reporting was strengthened by greater separation of duties.

Item 9B.                   Other Information.

None

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 11.                   Executive Compensation.

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 14.                 Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

Item 15.                   Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibit	Description
3.1	Articles of Incorporation, as amended, of Medytox Solutions, Inc. [1]
3.2.	Certificate of Designation for the Series B Non-Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. [2]
3.3	Certificate of Designation for the Series C Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. [3]
3.4	Amended and Restated Bylaws of Medytox Solutions, Inc. [4]
3.5	Certificate of Designation for the Series D Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. [5]
3.6	Certificate of Designation for the Series E Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc.[6]
4.1 +	Medytox Solutions, Inc. 2013 Incentive Compensation Plan [7]
10.1	Agreement, dated August 22, 2011, among Trident Laboratories, Inc., its shareholders and Medytox Institute of Laboratory Medicine, Inc. [8]
10.2	Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. [8]
10.3	Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC [9]
10.4	Convertible Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC [9]
10.5	Security Agreement, dated as of December 6, 2011, among Medytox Solutions, Inc., Medytox Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc. and Valley View Drive Associates, LLC [9]
10.6	Membership Interest Purchase Agreement, dated as of February 16, 2012, between Marylu Villasenor Hall and Medytox Diagnostics, Inc. [10]
10.7	Secured Promissory Note, dated February 16, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall [10]
10.8	Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP [11]
10.9	Revolving Promissory Note, dated April 30, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP [11]
10.10	Guaranty Agreement, dated as of April 30, 2012, by Medytox Medical Marketing & Sales, Inc. in favor of TCA Global Credit Master Fund, LP [11]
10.11	Guaranty Agreement, dated as of April 30, 2012, by Medytox Diagnostics, Inc. in favor of TCA Global Credit Master Fund, LP [11]
10.12	Guaranty Agreement, dated as of April 30, 2012, by PB Laboratories, LLC in favor of TCA Global Credit Master Fund, LP [11]
10.13	Security Agreement, dated as of April 30, 2012, between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP [11]
10.14	Security Agreement, dated as of April 30, 2012, between Medytox Medical Marketing & Sales, Inc. and TCA Global Credit Master Fund, LP [11]
10.15	Security Agreement, dated as of April 30, 2012, between Medytox Diagnostics, Inc. and TCA Global Credit Master Fund, LP [11]
10.16	Security Agreement, dated as of April 30, 2012, between PB Laboratories, LLC and TCA Global Credit Master Fund, LP [11]
10.17	Amendment No. 1 to Senior Secured Revolving Credit Facility, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP [2]
10.18	Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP 2
10.19	Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC[2]
10.20	Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC[2]
10.21	Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall[3]
10.22	Secured Promissory Note, dated October 31, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall[3]
10.23	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement, dated as of October 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP12
10.24	Amended and Retated Revolving Promissory Note, dated October 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP12
10.25	Stock Purchase Agreement, dated as of December 7, 2012, between Luisa G. Suarez and Medytox Diagnostics, Inc.[13]
10.26	Stock Purchase Agreement, dated as of December 7, 2012, between Balbino Suarez and Medytox Diagnostics, Inc.[13]
10.27	Secured Promissory Note, dated December 7, 2012, issued by Medytox Diagnostics, Inc. to Balbino Suarez[13]
10.28	Guarantee of Medytox Solutions, Inc., dated December 7, 2012, of Secured Promissory Note issued to Balbino Suarez.[13]
10.29	Option Agreement, dated as of December 31, 2012, between Joseph Fahoome and Medytox Solutions, Inc.[14]
10.30	Option Agreement, dated as of December 31, 2012, between Robert Kuechenberg and Medytox Solutions, Inc.[14]
10.31	Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., and TCA Global Credit Master Fund, LP15
10.32	Amended and Restated Revolving Promissory Note, dated February 28, 2013, by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP15
10.33	Guaranty Agreement, dated as of January 22, 2013, by Biohealth Medical Laboratory, Inc. in favor of TCA Global Credit Master Fund, LP15
10.34	Security Agreement, dated as of January 22, 2013, between Biohealth Medical Laboratory, Inc. and TCA Global Credit Master Fund, LP15
10.35	Guaranty Agreement, dated as of February 28, 2013, by Advantage Reference Labs, Inc. in favor of TCA Global Credit Master Fund, LP15
10.36	Security Agreement, dated as of February 28, 2013, between Advantage Reference Labs, Inc. and TCA Global Credit Master Fund, LP15
10.37	Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc.[16]

Exhibit	Description
10.38	Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc.[16]
10.39	Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc.[16]
10.40 +	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and William Forhan[16]
10.41 +	Employment Agreement, dated as October 1, 2012, between Medytox Solutions, Inc. and Jace Summons[16]
10.42 +	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Sharon L. Hollis[16]
10.43 +	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Francisco Roca, III[16]
10.44 +	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Steven Sramowicz[16]
10.45 +	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia[16]
10.46	Stock Purchase Agreement, dated as of January 1, 2013, among Bill White, Jackson R. Ellis and Medytox Diagnostics, Inc.[16]
10.47	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Bill White[16]
10.48	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Jackson R. Ellis[16]
10.49	Promissory Note, dated March 13, 2013, issued by Alethea Laboratories, Inc. to Summit Diagnostics, LLC[16]
10.50	Membership Interest Purchase Agreement, dated as of January 14, 2013, as amended, among Reginald Samuels, Ralph Perricelli and Medytox Diagnostics, Inc.[16]
10.51	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Reginald Samuels[16]
10.52	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Ralph Perricelli[16]
10.53	Option Agreement, effective as of April 19, 2013, between Christopher E. Diamantis and Medytox Solutions, Inc.[17]
10.54	Option Agreement, effective as of April 19, 2013, between Benjamin Frank and Medytox Solutions, Inc.[17]
10.55	Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., International Technologies, LLC, Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP18
10.56	Fourth Amended and Restated Revolving Promissory Note, dated June 30, 2013 (effective date July 15, 2013), issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP18
10.57	Guaranty Agreement, dated as of July 15, 2013, by International Technologies, LLC in favor of TCA Global Credit Master Fund, LP18
10.58	Security Agreement, dated as of July 15, 2013, between International Technologies, LLC and TCA Global Credit Master Fund, LP18
10.59	Guaranty Agreement, dated as of July 15, 2013, by Alethea Laboratories, Inc. in favor of TCA Global Credit Master Fund, LP18
10.60	Security Agreement, dated as of July 15, 2013, between Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP18
10.61	Amendment, dated July 12, 2013, to the Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc.[19]
10.62 +	Amendment to Employment Agreement, dated as of September 1, 2013, between Medytox Solutions, Inc. and William Forhan[20]
10.63 +	Amendment to Employment Agreement, dated as of September 1, 2013, between Medytox Solutions, Inc. and Jace Simmons[20]
10.64 +	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement[21]
10.65	Stock Purchase Agreement, dated as of March 18, 2014, by and among Clinlab, Inc., Daniel Stewart, James A. Wilson, Medytox Information Technology, Inc. and Medytox Solutions, Inc.[5]
10.66	Form of Purchase Option Agreement between Medytox Solutions, Inc., and each holder of Series B Preferred Stock[5]
10.67	Consulting Agreement, dated March 15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd.[5]
10.68	Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc.[6]
10.69	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014.[22]
10.70	Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014.[22]
10.71 +	Employment Agreement by and between Medytox Solutions, Inc. and Samuel R. Mitchell, dated as of February 4, 2015.[23]
14	Code of Ethics[16]
16.1	Letter from DKM Certified Public Accountants, dated October 2, 2014, to the Securities and Exchange Commission.[24]
16.2	Letter from Grant Thornton LLP, dated March 19, 2015, to the Securities and Exchange Commission.[25]
21	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit	Description
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Schema Document*
Exhibit 101.CAL	XBRL Calculation Linkbase Document*
Exhibit 101.DEF	XBRL Definition Linkbase Document*
Exhibit 101.LAB	XBRL Label Linkbase Document*
Exhibit 101.PRE	XBRL Presentation Linkbase Document *

[1]	Incorporated by reference to the Company's report on Form 10-K, filed on April 13, 2012.

[2]	Incorporated by reference to the Company's report on Form 8-K, filed on August 15, 2012.

[3]	Incorporated by reference to the Company's report on Form 10-Q/A, filed on November 21, 2012.

[4]	Incorporated by reference to the Company's report on Form 10-Q, filed on November 19, 2014.

[5]	Incorporated by reference to the Company's report on Form 10-K, filed on March 31, 2014.

[6]	Incorporated by reference to the Company's report on Form 8-K, filed on August 28, 2014.

[7]	Incorporated by reference to the Company's registration statement on Form S-8, filed on December 23, 2013.

[8]	Incorporated by reference to the Company's report on Form 8-K, filed on November 4, 2011.

[9]	Incorporated by reference to the Company's report on Form 8-K, filed on December 12, 2011.

[10]	Incorporated by reference to the Company's report on Form 8-K, filed on February 17, 2012.

[11]	Incorporated by reference to the Company's report on Form 8-K/A, filed on May 21, 2012.

[12]	Incorporated by reference to the Company's report on Form 8-K, filed on December 17, 2012.

[13]	Incorporated by reference to the Company's report on Form 8-K, filed on December 19, 2012.

[14]	Incorporated by reference to the Company's report on Form 8-K, filed on January 15, 2013.

[15]	Incorporated by reference to the Company's report on Form 8-K, filed on March 15, 2013.

[16]	Incorporated by reference to the Company's report on Form 10-K, filed on April 16, 2013.

[17]	Incorporated by reference to the Company's report on Form 8-K, filed on April 26, 2013.

[18]	Incorporated by reference to the Company's report on Form 8-K, filed on July 24, 2013.

[19]	Incorporated by reference to the Company's report on Form 10-Q, filed on August 14, 2013.

[20]	Incorporated by reference to the Company's report on Form 10-Q, filed on November 6, 2013.

[21]	Incorporated by reference to the Company's report on Form 8-K, filed on March 19, 2014.

[22]	Incorporated by reference to the Company’s report on Form 8-K, filed on September 12, 2014.

[23]	Incorporated by reference to the Company’s report on Form 8-K, filed on February 18, 2015.

[24]	Incorporated by reference to the Company’s report on Form 8-K, filed October 7, 2014.

[25]	Incorporated by reference to the Company’s report on Form 8-K, filed on March 19, 2015.

*	Filed herewith

**	Furnished herewith

+	Management contracts or compensation plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDYTOX SOLUTIONS, INC.

Date: April 15, 2015	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer and Director	April 15, 2015
Seamus Lagan	(principal executive officer)

/s/ Jace Simmons	Chief Financial Officer
Jace Simmons	(principal financial and accounting officer)	April 15, 2015

/s/ Christopher E. Diamantis	Director	April 15, 2015
Christopher E. Diamantis

/s/ Benjamin Frank	Chairman and Director	April 15, 2015
Benjamin Frank

/s/ Sebastien Sainsbury	Director	April 15, 2015
Sebastien Sainsbury

/s/ William Forhan	Director	April 15, 2015
William Forhan

