Form 10-K/A
period 2014-12-31
Medytox Solutions, Inc.
filed 2015-04-24
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Medytox Solutions, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended December 31, 2014 filed by the Company with the Securities and Exchange Commission (the "SEC") on April 15, 2015 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K.

MEDYTOX SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

i

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are currently serving as directors and executive officers of the Company.

Name	Age	Positions

Seamus Lagan	46	Chief Executive Officer and Director
William G. Forhan	70	Director
Jace Simmons	58	Chief Financial Officer
Samuel R. Mitchell, Jr.	33	Chief Operating Officer
Sharon L. Hollis	38	Vice President of Operations
Christopher E. Diamantis	46	Director
Benjamin Frank	80	Director, Chairman of the Board
Sebastien Sainsbury	52	Director

All directors of the Company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Executive Officers' and Directors' Biographies

Seamus Lagan was appointed as Chief Executive Officer and a director of the Company effective September 15, 2014. Mr. Lagan has been, either individually or through Alcimede LLC, a consultant to the Company since May 2011. Mr. Lagan has been a director of Alcimede since its formation in 2007. Alcimede is a privately-held, Delaware limited liability company which provides various consulting services, including management, organization, and financial consulting services. Mr. Lagan also currently serves, through Alcimede, as chief executive officer of the following subsidiaries of the Company: Medytox Diagnostics, Inc. (since February 2012), Medytox Marketing & Sales, Inc. (since March 2012), and Medytox Information & Technology, Inc. (since June 2011) and as president of Medical Billing Choices, Inc. (since July 2013). From September 2008 through May 2011, Mr. Lagan was a private investor. In 2008, TecEnergy UK Limited ("TEC"), a waste management and alternative energy company in England and Wales, of which Mr. Lagan served as a director, was placed into administration to protect it from bankruptcy. The relevant taxing authorities in the United Kingdom alleged that the directors reduced the debt of TEC to its creditors at the expense of tax liabilities to the taxing authorities. There were no other allegations of wrongdoing, but based on such allegations, the taxing authorities sought to have each of the directors of TEC banned from acting as a director in the United Kingdom for a three-year period. At the time of such action, Mr. Lagan had significant health issues and did not defend himself. As a result, Mr. Lagan was banned in his absence from acting as a director of a United Kingdom company from October 8, 2010 until October 2015 (In the Matter of TecEnergy UK Limited and in the Matter of the Company Directors Disqualifications Act of 1986 between the Secretary of State for Business, Innovation and Skills and Seamus Lagan (Norwich County Court, UK, Claim No. 0NR00656)). Mr. Lagan graduated from Ballymena Technical College in Ireland in 1989.

Our Board believes that Mr. Lagan's experience as Chief Executive Officer of the Company's subsidiaries provides us with highly valuable specific business, leadership and management experience.

William G. Forhan has been serving as the Company's Chief Executive Officer and Chairman since its inception on July 20, 2005 and resigned as Chairman and Chief Executive Officer on September 11, 2014 and remained as a Director. He also was Chief Financial Officer from inception to February 2012. Mr. Forhan was a director and the Chief Executive Officer and Chief Financial Officer of National Asset Recovery, Inc., a repossession company, from August 2010 to December 2010 and thereafter was the Chief Operating Officer until January 2011. From July 2008 to July 2009, Mr. Forhan provided consulting services to Next Interactive, Inc., an OTCBB company (OTCBB: NXOI) specializing in travel services. From July 2002 until June 2008, Mr. Forhan served as the Chief Executive Officer and Co-Chairman of Invicta Group, Inc. (OTCBB: IVIT), an internet media company that sold advertising online to travel suppliers (hotels, tourist boards, tour operators and cruise lines). Mr. Forhan since January 2009 has also served as the Chief Executive Officer and a director of Ballroom Dance Fitness, Inc. On November 26, 2004, the U.S. Department of Labor obtained a settlement permanently barring Mr. Forhan, a former executive of bankrupt Integrated Marketing Professionals, Inc., of Boca Raton, Florida, from serving in a fiduciary capacity or making decisions relating to employee benefit plans governed by the Employee Retirement Income Security Act (ERISA).

Our Board believes that Mr. Forhan's experience as our former Chief Executive Officer and Chairman and Chief Executive Officer and Chief Financial Officer of public and private companies provides us with highly valuable specific business, financial and management experience.

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

Our Board believes that Mr. Simmons' experience as Chief Financial Officer of private and public companies provides us with highly valuable financial, operational and management experience.

Samuel R. Mitchell, Jr. joined the Company on January 19, 2015 as Chief Operating Officer. Prior to joining the Company, Mr. Mitchell previously served as the Chief Operating Officer for Premier Family Health, P.A. from August 2013 until November 2014; the Practice Administrator for Pulmonary Disease Specialist, P.A. from May 2012 until July 2013; the Chief Business Officer for Greenville Clinic Corp. from December 2010 until April 2012; and the Area Director for U.S. Healthworks Medical Group from February 2007 until November 2010. Mr. Mitchell received a Master in Business Administration from Nova Southeastern University in 2009; a Master of Health Administration from Nova Southeastern University in 2007; and a Bachelor of Science - Business Administration degree from Florida A&M University in 2004.

Our Board believes Mr. Mitchell's experience as a healthcare executive in private companies provides us with highly valuable industry and management experience.

Sharon L. Hollis has been the Vice President of Operations of the Company since August 2011. Since June 2011, she also has been the co-owner of Dash Software, LLC, a software development company. From 2006 to 2009, Ms. Hollis was a real estate agent in New York and Florida.

Our Board believes Ms. Hollis' experience managing a software development company provides us with highly valuable business and management experience.

Christopher E. Diamantis has served as a director of the Company since April 24, 2013.  Mr. Diamantis has served, since 1999, as Chairman and Chief Executive Officer of Integrated Financial Settlements, Inc., a structured settlement consulting firm in Tallahassee, Florida. He has also been, since April 2000, a director and managing partner of the Gabor Agency, Inc., a 65-year old Florida-based company specializing in investment and insurance planning for public employees and universities. Since 2007, Mr. Diamantis has been Chairman of Pro Bank Financial Holding Company, the parent of Pro Bank, a community bank in Tallahassee, Florida.  He also has served, since 2011, as a director of Esquire Bank, a full-service, federally chartered savings bank in New York City.  In addition, since 2007, Mr. Diamantis has been a director and partner in Counsel Financial Services, Inc., a specialty financial firm catering to the needs of the legal community and the largest non-bank lender to law firms in the United States. He is a past member of the Board of Governors of the Florida State University College of Business and past president of the National Structured Settlements Trade Association.

Our Board believes Mr. Diamantis' experience as a Chief Executive Officer and director of private companies provides us with highly valuable business, leadership and management experience.

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

Our Board believes Mr. Frank's experience as an executive and director of a private companies and lawyer specializing in healthcare and government provides us with highly valuable regulatory, business and management experience.

Sebastien Sainsbury was elected as a director on March 28, 2014. Mr. Sainsbury, since 2002, has been an independent consultant focusing on corporate finance and investor relations. He previously held senior positions with UBS AG Private Bank and AIG International Ltd.

Our Board believes Mr. Sainsbury's experiences as a consultant focusing on corporate finance and investor relations, and his senior positions in large companies, provides us with highly valuable business, financial, operational and management experience.

Family Relationships amongst Directors and Executive Officers

There are no family relationships between the executive officers and directors.

Committees of Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, or any other committees of our board of directors. Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.” Our Board of Directors acts as our audit committee and handles matters related to compensation and nomination of directors.

Code of Ethics

The Company has adopted a written code of ethics ("Code"), which Code is applicable to the Board of Directors and officers of the Company, including, but not limited to the Company's Chief Executive Officer, Chief Financial Officer, Controller and all persons performing similar functions to the foregoing officers of the Company. We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions) on our website at www.medytoxsolutionsinc.com. A copy of the Code will be provided to any person free of charge upon request by writing to Medytox Solutions, Inc., Attention: Secretary, 400 South Australian Avenue, Suite 800, West Palm Beach, Florida 33401.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders during the fiscal year ended December 31, 2014 were timely filed, except a Form 3 filing for each of Seamus Lagan, William Forhan, Sebastien Sainsbury, Christopher Diamantis, and Benjamin Frank, two Form 4s each reporting one transaction for each of Thomas Mendolia, Francisco Roca and Steven Sramowicz, a Form 4 reporting one transaction for Jace Simmons, a Form 4 reporting two transactions for Sebastien Sainsbury, a Form 4 reporting seven transactions for William Forhan, and a Form 4 reporting three transactions for Sharon Hollis.

Item 11.          Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual that served as our principal executive officer during our last completed fiscal year; and (ii) the Company's two most highly compensated executive officers other than the principal executive officer at the conclusion of the fiscal year ended December 31, 2014 (collectively, the Named Executive Officers).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (1)(2)	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Seamus Lagan Chief Executive Officer and Director(3)	2014	$–	$–	$–	$–	–	–	$144,375	(4)	$144,375
William Forhan	2014	$205,000	$70,481	–	–	–	–	$344,000	(5)	$619,481
Former Chief Executive Officer and Chairman	2013	$218,917	$101,243	–	–	–	–	$9,000	(5)	$329,160
Jace Simmons	2014	$225,000	$98,176	$75,000	–	–	–	$11,422	(6)	$409,598
Chief Financial Officer	2013	$200,944	$110,694	–	–	–	–	$12,000	(6)	$323,638
Sharon L. Hollis	2014	$240,000	$55,080	$75,000	–	–	–	$17,336	(7)	$387,416
Vice President of Operations	2013	$242,270	$109,975	–	–	–	–	$24,000	(7)	$376,245

(1)	Stock awards are valued based on the aggregate fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.
(2)	Stock awards in 2014 were for accrued bonuses.
(3)	Mr. Lagan was appointed Chief Executive Officer effective September 15, 2014.
(4)	Represents $144,375, including a bonus of $35,000, paid pursuant to the Consulting Agreement with Alcimede LLC from September 15, 2014 to December 31, 2014. See Agreements with Named Executive Officers below for additional information.
(5)	Other compensation consists of an auto allowance of $9,000 and $6,000 in 2013 and 2014, respectively, and severance paid in 2014. On September 11, 2014, Mr. Forhan resigned as Chairman and Chief Executive Officer and received a severance package including $500,000 cash. Pursuant to the resignation, Mr. Forhan returned 1,241,550 shares to the Company, which included 30,000 shares granted in March 2014 related to an accrued bonus. Of the cash severance package, an aggregate of $338,000 was paid in 2014.
(6)	Other compensation consists of health insurance premiums paid by the Company.
(7)	Other compensation consists of an auto allowances of $12,000 in 2013 and 2014 and $12,000 and $5,336 of health insurance premiums paid by the Company in 2013 and 2014, respectively.
4

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2014:

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards: Number of shares underlying unexercised unearned options	Option exercise price $	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $

Seamus Lagan(1)	–	–	–	–	–	–	–	–	–

William G. Forhan	1,000,000	–	–	2.50	08/31/2016	–	–	–	–
	1,000,000	–	–	5.00	08/31/2016	–	–	–	–
	1,000,000	–	–	10.00	08/31/2016	–	–	–	–

Jace Simmons	1,000,000	–	–	2.50	12/31/2017	–	–	–	–
	1,000,000	–	–	5.00	12/31/2017	–	–	–	–
	1,000,000	–	–	10.00	12/31/2022	–	–	–	–

Sharon L. Hollis	1,000,000	–	–	2.50	12/31/2017	–	–	–	–
	1,000,000	–	–	5.00	12/31/2017	–	–	–	–
	1,000,000	–	–	10.00	12/31/2022	–	–	–	–

__________

(1) Does not include options issued to Alcimede LLC described below under Agreements with Named Executive Officers.

Agreements with Named Executive Officers

Seamus Lagan, Chief Executive Officer

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

The Company and Alcimede entered into a revised Consulting Agreement as of October 1, 2012. This agreement replaced and superseded the prior Alcimede consulting agreement.  This new agreement is for three years, subject to annual renewals thereafter, unless either party gives notice of non-renewal. The retainer remained at $20,000 a month and the Company continues to reimburse Alcimede for its expenses.  The parties agreed to cancel the options issued pursuant to the prior agreement. Under the new agreement the Company issued Alcimede 4,500,000 shares of Common Stock and 1,000 shares of Series B Preferred Stock. In addition, Alcimede received options to purchase (i) 1,000,000 shares of Common Stock exercisable at $2.50 per share through December 31, 2017, (ii) 1,000,000 shares of Common Stock exercisable at $5.00 per share through December 31, 2017 and (iii) 1,000,000 shares of Common Stock exercisable at $10.00 a share through December 31, 2022.

Effective September 11, 2014 and in conjunction with the appointment of Mr. Lagan as our Chief Executive Officer, such consulting agreement with Alcimede was amended to provide for a monthly retainer of $31,250, and we agreed to provide Mr. Lagan with an automobile.

William G. Forhan, Former Chief Executive Officer

On October 1, 2012, Mr. Forhan and the Company entered into an employment agreement for Mr. Forhan to serve as the Chief Executive Officer of the Company. The term of the agreement was three years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice. Mr. Forhan was to receive an annual salary of $200,000, subject to review each year.  Pursuant to the agreement, Mr. Forhan was granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 per share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 per share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 per share through December 31, 2022.

On September 1, 2013, Mr. Forhan's employment agreement was amended increasing his base annual salary to $240,000.

In connection with Mr. Forhan's voluntary resignation, on September 11, 2014, we entered into an agreement with Mr. Forhan, effective September 15, 2014, pursuant to which Mr. Forhan will receive a severance payment of $500,000, payable in two installments, the first installment of $150,000 being paid prior to the effective date of resignation, and the balance to be paid no later than July 1, 2016. In addition, the Agreement provided that Mr. Forhan could participate in any executive bonus plan that we may adopt for calendar year 2014, to the extent only that cash bonuses are paid under such plan, if adopted, and then only in an amount equal to 50% of the lowest cash bonus paid to an executive for 2014 under any such plan, if adopted. Mr. Forhan also agreed under the agreement that with respect to any Company stock options previously issued to him, such options would remain outstanding, subject to their terms, for no longer than 24 months such that such options will expire no later than August 31, 2016. In addition, the agreement provided, among other things, for the cancellation of 1,241,550 shares of our Common Stock owned by Mr. Forhan; for the release by Mr. Forhan of any and all claims he may have had against the Company and/or its affiliates; and for Mr. Forhan to abide by certain restrictive covenants, including using his best efforts to protect and maintain the Company's confidential information.

Jace Simmons, Chief Financial Officer

On October 1, 2012, Mr. Simmons and the Company entered into an employment agreement for Mr. Simmons to serve as the Chief Financial Officer of the Company.  This agreement replaced Mr. Simmons' prior employment agreement with the Company, dated March 1, 2012.  The term of the new agreement is two years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice.  Mr. Simmons was to receive an annual salary of $185,000, subject to review each year.  He will participate in senior management bonus programs to be approved by the Board of Directors. The options to purchase 1,000,000 shares of Common Stock that Mr. Simmons had received under his prior agreement were cancelled. Pursuant to his new agreement, Mr. Simmons was issued 1,000,000 shares of Common Stock upon the signing of the agreement. Mr. Simmons was also granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 per share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 per share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 per share through December 31, 2022.  In the event the Company is merged into or acquired by another entity and Mr. Simmons' position changes, he will be offered an amount equal to his compensation and benefits to the end of the then current term.

On September 1, 2013, Mr. Simmons' employment agreement was amended increasing his base annual salary to $225,000.

Sharon Hollis, Vice President of Operations

 On October 1, 2012, Ms. Hollis and the Company entered into an employment agreement for Ms. Hollis to serve as Vice President of Operations of the Company. The term of the agreement is three years, renewable for additional one-year periods if neither party otherwise gives at least 90 days' notice. Ms. Hollis will receive an annual salary of $240,000, subject to review each year. Pursuant to the agreement, Ms. Hollis was issued 4,500,000 shares of Common Stock and 1,000 shares of Series B Preferred Stock upon the signing of the agreement.  She also was granted options to purchase 1,000,000 shares of Common Stock exercisable at $2.50 per share through December 31, 2017, 1,000,000 shares of Common Stock exercisable at $5.00 per share through December 31, 2017, and 1,000,000 shares of Common Stock exercisable at $10.00 per share through December 31, 2022.

Compensation of Directors

Non-employee directors receive an annual cash retainer of $40,000 and are granted stock options upon joining the Board of Directors. We do not pay employee directors for Board service in addition to their regular employee compensation. The Board has the primary responsibility for considering and determining the amount of director compensation.

The following table shows amounts earned by each non-employee Director in the fiscal year ended December 31, 2014:

Director (1)	Fees earned or paid in cash	Stock Awards	Option Awards (2)	Non-equity Incentive Plan Compensation	All Other Compensation	Total

Christopher Diamantis	$40,000	$–	$–	$–	$–	$40,000

Benjamin Frank	$40,000	$–	$–	$–	$–	$40,000

Sebastien Sainsbury	$30,006	$–	$46,603	$–	$66,660 (3)	$143,269

__________

(1)	Mr. Sainsbury was elected as a director of the Company on March 28, 2014.
(2)	Fair value of option awards on date of grant computed in accordance with FASB ASC Topic 718.
(3)	Consulting fees paid to SS International Consulting, Ltd. pursuant to the Consulting Agreement dated March 15, 2014. See Related Party Transactions below for additional information.

The following table provides information regarding outstanding equity awards held by the named directors at December 31, 2014:

Option Awards						Stock Awards
Name (1)	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards: Number of shares underlying unexercised unearned options	Option exercise price $	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Christopher Diamantis	150,000	–	–	2.50	4/19/2017	–	–	–	–
	150,000	–	–	5.00	4/19/2017	–	–	–	–
Benjamin Frank	150,000	–	–	2.50	4/19/2017	–	–	–	–
	150,000	–	–	5.00	4/19/2017	–	–	–	–
Sebastien Sainsbury	150,000	–	–	2.50	5/30/2018	–	–	–	–
	150,000	–	–	5.00	3/15/2018	–	–	–	–

(1) Mr. Sainsbury was elected as a director of the Company on March 28, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock and Preferred Stock as of April 2, 2015 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock or Preferred Stock, (ii) each of our directors, (iii) each of our executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. None of the foregoing persons owns any shares of the Series D Preferred Stock or Series E Preferred Stock. Except as indicated in the footnotes below, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner	Address	No. of Shares of Common Stock Owned		Percentage of Ownership (1)	Number of Shares of Series B Preferred Stock Owned	Percentage of Ownership(2)
William G. Forhan	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	4,241,551	(3)	13.1%	–	–

Jace Simmons	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	4,030,000	(4)	12.5%	–	–

Seamus Lagan	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	3,030,000	(5)	9.4%	–	–

Epizon Ltd.	Suite 104a Saffrey Square, Bank Lane P.O. Box N-9306 Nassau, Bahamas	5,800,000	(6)	19.8%	1,000	20.0%

Dr. Thomas F. Mendolia	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	7,530,000	(7)	23.3%	1,000	20.0%

Sharon L. Hollis	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	3,030,000	(8)	9.4%	–	–

Aella Ltd.	Suite 104a Saffrey Square, Bank Lane P.O. Box N-9306 Nassau, Bahamas	4,500,000	(9)	15.4%	1,000	20.0%

Samuel Mitchell	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	–		–	–	–

Francisco Roca, III	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	7,530,000	(10)	23.3%	1,000	20.0%

Steven Sramowicz	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	7,530,000	(11)	23.3%	1,000	20.0%

Christopher E. Diamantis	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	300,000	(12)	1.0%	–	–

Benjamin Frank	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	300,000	(13)	1.0%	–	–

Sebastien Sainsbury	c/o Medytox Solutions, Inc. 400 S. Australian Ave. Suite 800 West Palm Beach, FL 33401	300,000	(14)	1.0%	–	–

Richard Mendolia	215 Valley View Drive Franklin Lakes, NJ 07412	1,500,000		5.1%	–	–

All Directors and Executive Officers as a Group (8 persons)		15,231,551	(15)	36.1%	3,000	60.0%

(1)	Based on 29,306,026 shares of Common Stock issued and outstanding as of April 2, 2015.
(2)	Based on 5,000 shares of Series B Preferred Stock issued and outstanding as of April 2, 2015. Each holder of shares of Series B Preferred Stock has granted an option to the Company to purchase any or all of such shares at any time through March 27, 2016.
9

(3)	Mr. Forhan owns 1,241,551 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.
(4)	Mr. Simmons owns 1,030,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.
(5)	Alcimede LLC, of which Mr. Lagan is the sole manager, owns 30,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.
(6)	All of the outstanding capital stock of Epizon Ltd. is owned by The Shanoven Trust, of which P. Wilhelm F. Tooth serves as trustee. Mr. Lagan is the settlor and Mr. Lagan and his family are the beneficiaries of The Shanoven Trust. Epizon Ltd. also owns 1,000 shares of Series B Preferred Stock.
(7)	Dr. Mendolia owns 4,530,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock. Dr. Mendolia also owns 1,000 shares of Series B Preferred Stock.
(8)	Ms. Hollis owns 30,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock.
(9)	All of the outstanding capital stock of Aella Ltd. is owned by The Olive Tree Trust, of which P. Wilhem F. Tooth serves as the trustee. Ms. Hollis is the settlor and Ms. Hollis and her family are the beneficiaries of The Olive Tree Trust. Aella Ltd. also owns 1,000 shares of Series B Preferred Stock.
(10)	Mr. Roca owns 4,530,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock. Mr. Roca also owns 1,000 shares of Series B Preferred Stock.
(11)	Mr. Sramowicz owns 4,530,000 shares of Common Stock and has currently exercisable options to purchase 3,000,000 shares of Common Stock. Mr. Sramowicz also owns 1,000 shares of Series B Preferred Stock.
(12)	Mr. Diamantis has currently exercisable options to purchase 300,000 shares of Common Stock. Does not include securities receivable upon the conversion of the D&D Note, as described in Related Party Transactions.
(13)	Mr. Frank has currently exercisable options to purchase 300,000 shares of Common Stock.
(14)	Mr. Sainsbury has currently exercisable options to purchase 300,000 shares of Common Stock.
(15)	Includes 21,400,000 shares of Common Stock underlying stock options held by the directors and executive officers that are presently exercisable.

Merger with CollabRx, Inc.

On April 15, 2015, Medytox entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Medytox, CollabRx, Inc. (“CollabRx”), and CollabRx Merger Sub, Inc., a wholly owned subsidiary of CollabRx (“Merger Sub”), pursuant to which it is contemplated that Merger Sub would merge with and into Medytox, with Medytox surviving the merger as a wholly owned subsidiary of CollabRx (the “Merger”).

In the Merger, (i) each share of Medytox Common Stock will be converted into the right to receive such number of shares of CollabRx Common Stock equal to the Exchange Ratio (as defined in the Merger Agreement and described below), (ii) each share of Medytox Series B Preferred Stock will be converted into the right to receive one share of CollabRx Series B Preferred Stock, which will be designated prior to the closing of the Merger, (iii) each share of Medytox Series D Preferred Stock will be converted into the right to receive one share of CollabRx Series D Preferred Stock, which will be designated prior to the closing of the Merger, (iv) each share of Medytox Series E Preferred Stock will be converted into the right to receive one share of CollabRx Series E Preferred Stock, which will be designated prior to the closing of the Merger, (v) each option and warrant to purchase shares of CollabRx Common Stock will continue in existence pursuant to its terms, (vi) each restricted stock unit for CollabRx Common Stock will settle prior to the closing of the Merger in accordance with its terms, and (vii) Medytox’s equity incentive plan will be assumed by CollabRx and each outstanding option to purchase shares of Medytox Common Stock will be assumed by CollabRx and converted into an option to purchase shares of CollabRx Common Stock (with proportional adjustment to the number of shares underlying the option and the exercise price, each in accordance with the Exchange Ratio). The Exchange Ratio will be calculated such that holders of CollabRx equity prior to the closing of the Merger (including all outstanding CollabRx Common Stock and all restricted stock units, options and warrants exercisable for shares of CollabRx Common Stock) will hold 10% of CollabRx’s Common Stock following the closing of the Merger, and holders of Medytox equity prior to the closing of the Merger (including all outstanding Medytox Common Stock and all outstanding options exercisable for shares of Medytox Common Stock, but less certain options that will be cancelled contingent upon the closing pursuant to agreements between Medytox and such optionees) will hold 90% of CollabRx’s Common Stock following the closing of the Merger, in each case on a fully diluted basis, provided, however, outstanding shares of the newly designated CollabRx Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, certain outstanding convertible promissory notes exercisable for CollabRx Common Stock after the closing and certain option grants expected to be made at or immediately following the closing of the Merger are excluded from such ownership percentages.

The closing of the Merger is conditioned upon, among other things, (i) the adoption and approval of the Merger Agreement, and all of the transactions contemplated therein (including without limitation a reverse split of CollabRx’s Common Stock, an increase in the number of authorized shares of CollabRx Common Stock, an increase in the number of shares available for issuance under CollabRx’s 2007 Incentive Award Plan, and the filing of Certificates of Designation for new Series B, D and E Preferred Stock), by the stockholders of CollabRx and the adoption and approval of the Merger Agreement, and all of the transactions contemplated therein, by the stockholders of Medytox, (ii) the approval for listing on NASDAQ of the shares of CollabRx being issued as consideration in the Merger, (iii) the creation of a new wholly owned subsidiary of CollabRx and the contribution of all of CollabRx’s assets thereto, (iv) the absence of laws or orders prohibiting the Merger, and (v) the receipt of all required consents. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the other party having not suffered a material adverse effect.

The Merger Agreement contains certain termination rights for both CollabRx and Medytox, and provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee in an amount equal to $1,000,000.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

William Forhan, the former Chief Executive Officer, and a director and shareholder of the Company, had advanced loans to the Company for the payment of certain operating expenses.  The loans were non-interest bearing and were due on demand. The amount outstanding to Mr. Forhan was $57,100 at December 31, 2012. During the year ended December 31, 2013, $10,000 was paid and the remaining $47,100 was released by Mr. Forhan. The $47,100 is recorded as a capital contribution as additional paid in capital.

Alcimede LLC, of which Mr. Lagan is the sole manager, had advanced loans to the Company for the payment of certain operating expenses. The loans were non-interest bearing and were due on demand. The amount outstanding to Alcimede was $85,000 at December 31, 2012. During the year ended December 31, 2013, the $85,000 was paid along with a one-time interest charge of $18,417. Alcimede was paid $364,375 and $240,000 for consulting fees pursuant to a consulting agreement for the years ended December 31, 2014 and 2013, respectively, and $93,750 during the quarter ended March 31, 2015. The Company reimbursed Alcimede $450,408 and $520,334 for certain operating expenses and asset purchases paid by Alcimede on the Company’s behalf in the years ended December 31, 2014 and 2013, respectively.

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

In connection with the Company's acquisition of Medical Billing Choices, Inc. (“MBC”), Dr. Thomas Mendolia, the then Chief Executive Officer of the Company's Laboratories and a shareholder, entered into an agreement with the selling shareholders of MBC to receive 20% of the purchase price of MBC as it was paid by the Company and 0.88% of the gross collections that MBC collected for the Company.  Pursuant to this agreement, Dr. Mendolia received $29,625 for the year ended December 31, 2011, $90,152 during the year ended December 31, 2012 and $103,583 during the six months ended June 30, 2013 for a total of $223,360. Pursuant to the completion of the acquisition of MBC on July 22, 2013, the Company and Dr. Mendolia agreed that the $223,360 would be paid back to MBC and payment was received in July 2013. The Company reimbursed Dr. Mendolia $254,966 and $252,841 for certain operating expenses and asset purchases paid by Dr. Mendolia on the Company’s behalf in the years ended December 31, 2014 and 2013, respectively, and $3,067 during the quarter ended March 31, 2015.

The Company and SS International Consulting, Ltd. ("International"), of which Sebastien Sainsbury is the sole shareholder, entered into a non-exclusive Consulting Agreement on March 15, 2014. International provides such management consulting services, business advisory services, marketing and investors relations advice and management as may be agreed to by the parties from time to time. The Company pays International $6,667 per month and reimburses expenses incurred by International on behalf of the Company. The Consulting Agreement may be terminated by either party at the end of any month. The Company paid $66,660 to International during the year ended December 31, 2014 and $19,998 during the quarter ended March 31, 2015.

Each of the holders of shares of Series B Preferred Stock, Epizon, Ltd., Aella, Ltd., Francisco Roca, III, Dr. Thomas F. Mendolia and Steven Sramowicz, entered into a purchase option agreement with the Company as of March 27, 2014. Each agreement grants the Company an option to purchase any or all shares of Series B Preferred Stock held by the holder at any time through March 27, 2016. Each holder owns 1,000 shares of Series B Preferred Stock. If all of a holder's shares are purchased by the Company pursuant to the option, the purchase price would be $5,000,000. If fewer shares are purchased from a holder, the purchase price would be adjusted proportionately. Each holder agreed not to transfer or dispose of any shares of Series B Preferred Stock during the term of the option, other than to the Company upon an exercise of the option. Any exercise of an option is completely at the Company's discretion. A form of the purchase option agreement is incorporated by reference as an exhibit to this annual report on Form 10-K/A.

On February 3, 2015, the Company borrowed $3,000,000 from Alcimede LLC, of which our CEO is the sole manager. The note has an interest rate of 6%. The note is payable in one payment, including interest, at maturity on February 2, 2016.

On December 31, 2014, the Company borrowed $3,000,000 from D&D Funding II, LLC (“D&D”), Christopher Diamantis, a director of the Company, is the manager and 50% owner of D&D (“D&D Note”). The D&D Note has an interest rate of 10%. The D&D Note is payable in one payment, including interest, at maturity on December 31, 2015. The D&D Note must be prepaid upon the consummation by the Company of a sale of shares of common stock or other securities convertible into common stock for cash pursuant to which the Company receives net proceeds of not less than $10 million. The D&D Note is convertible at any time, in whole or in part, into common stock at a conversion price equal to 75% of the Market Price (as defined in the D&D Note).  Upon any such conversion, the holder will also receive warrants exercisable into the same number of shares of common stock as are being issued upon conversion.  The warrants will have a term of one year and the exercise price will be equal to the Market Price (without any discount).

For a description of the Consulting Agreement with Alcimede LLC and the agreement in connection with Mr. Forhan’s resignation as Chief Executive Officer and Chairman, see Agreements with Named Executive Officers above.

All related party transactions are approved by the Board of Directors.

Director Independence

The Board has determined that the following directors are independent pursuant to Nasdaq Rule 5605 (“Nasdaq Rules”) (even though the Company’s securities are not traded on the Nasdaq market): Christopher E. Diamantis and Benjamin Frank.

Item 14.          Principal Accounting Fees and Services.

We were billed the aggregate by various principal accountants in 2014 and 2013 as follows:

Description of Services:	Fiscal 2014	Fiscal 2013
Audit	$134,453	$46,250
Audit-Related	–	–
Tax	41,120	6,100
All Other	–	–
Total Fees	$175,573	$52,350

Audit Fees

Grant Thornton (“GT”) was initially retained by the Company to complete the audit of the Company’s 2014 annual financial statements. GT completed a review of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014. On March 13, 2015, GT resigned as the Company’s independent registered public accounting firm. The aggregate fees billed by GT before resigning were $67,000 for the audit and $27,953 for the review of the Form 10-Q/A.

Following the resignation by GT, the Company, engaged Green & Company, CPAs to complete the audit of the Company’s 2014 annual financial statements. The aggregate fees billed by Green & Company, CPAs for the audit of the Company's annual financial statements for 2014 were $27,500.

The Company’s financial statements for 2013 were audited by DKM Certified Public Accountants ("DKM") who billed fees of $35,750 for the year ended December 31, 2013. DKM also completed reviews of the Company’s financial statements included in its Quarterly Reports on Form 10-Q for the first and second quarters of 2014 and all of 2013. DKM billed $12,000 and $10,500 for the quarterly reviews during the years ended December 31, 2014 and 2013, respectively.

Audit-Related Fees

For the years ended December 31, 2014 and 2013, our principal accountants did not render any audit-related services.

Tax Fees

GT provided certain tax consultations during the year ended December 31, 2014, and continues to act as the Company’s tax advisor. Fees for these services were $28,620.

The aggregate fees billed by DKM for the preparation of the Company's tax returns were $12,500 and $6,100 for the years ended December 31, 2014 and 2013, respectively.

All Other Fees

For the years ended December 31, 2014 and 2013, our principal accountants did not render any other services.

Prior to engaging its accountants to perform a particular service, senior management obtains an estimate for the service to be performed. In the absence of an audit committee, all of the services described above were pre-approved by the Board of Directors in accordance with Company procedures.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data.

Exhibit	Description
3.1	Articles of Incorporation, as amended, of Medytox Solutions, Inc. [1]
3.2	Certificate of Designation for the Series B Non-Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. [2]
3.3	Certificate of Designation for the Series C Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. [3]
3.4	Amended and Restated Bylaws of Medytox Solutions, Inc. [4]
3.5	Certificate of Designation for the Series D Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc. [5]
3.6	Certificate of Designation for the Series E Convertible Preferred Stock, par value $.0001 per share, of Medytox Solutions, Inc.[6]
4.1 +	Medytox Solutions, Inc. 2013 Incentive Compensation Plan [7]
10.1	Agreement, dated August 22, 2011, among Trident Laboratories, Inc., its shareholders and Medytox Institute of Laboratory Medicine, Inc. [8]
10.2	Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. [8]
10.3	Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC [9]
10.4	Convertible Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC [9]
10.5	Security Agreement, dated as of December 6, 2011, among Medytox Solutions, Inc., Medytox Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc. and Valley View Drive Associates, LLC [9]
10.6	Membership Interest Purchase Agreement, dated as of February 16, 2012, between Marylu Villasenor Hall and Medytox Diagnostics, Inc. [10]
10.7	Secured Promissory Note, dated February 16, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall [10]
10.8	Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP [11]
10.9	Revolving Promissory Note, dated April 30, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP [11]
10.10	Guaranty Agreement, dated as of April 30, 2012, by Medytox Medical Marketing & Sales, Inc. in favor of TCA Global Credit Master Fund, LP [11]
10.11	Guaranty Agreement, dated as of April 30, 2012, by Medytox Diagnostics, Inc. in favor of TCA Global Credit Master Fund, LP [11]
10.12	Guaranty Agreement, dated as of April 30, 2012, by PB Laboratories, LLC in favor of TCA Global Credit Master Fund, LP [11]
10.13	Security Agreement, dated as of April 30, 2012, between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP [11]
14

Exhibit	Description
10.14	Security Agreement, dated as of April 30, 2012, between Medytox Medical Marketing & Sales, Inc. and TCA Global Credit Master Fund, LP [11]
10.15	Security Agreement, dated as of April 30, 2012, between Medytox Diagnostics, Inc. and TCA Global Credit Master Fund, LP [11]
10.16	Security Agreement, dated as of April 30, 2012, between PB Laboratories, LLC and TCA Global Credit Master Fund, LP [11]
10.17	Amendment No. 1 to Senior Secured Revolving Credit Facility, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP [2]
10.18	Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP 2
10.19	Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC[2]
10.20	Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC[2]
10.21	Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall[3]
10.22	Secured Promissory Note, dated October 31, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall[3]
10.23	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement, dated as of October 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP12
10.24	Amended and Restated Revolving Promissory Note, dated October 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP12
10.25	Stock Purchase Agreement, dated as of December 7, 2012, between Luisa G. Suarez and Medytox Diagnostics, Inc.[13]
10.26	Stock Purchase Agreement, dated as of December 7, 2012, between Balbino Suarez and Medytox Diagnostics, Inc.[13]
10.27	Secured Promissory Note, dated December 7, 2012, issued by Medytox Diagnostics, Inc. to Balbino Suarez[13]
10.28	Guarantee of Medytox Solutions, Inc., dated December 7, 2012, of Secured Promissory Note issued to Balbino Suarez.[13]
10.29	Option Agreement, dated as of December 31, 2012, between Joseph Fahoome and Medytox Solutions, Inc.[14]
10.30	Option Agreement, dated as of December 31, 2012, between Robert Kuechenberg and Medytox Solutions, Inc.[14]
10.31	Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., and TCA Global Credit Master Fund, LP15
10.32	Amended and Restated Revolving Promissory Note, dated February 28, 2013, by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP15
10.33	Guaranty Agreement, dated as of January 22, 2013, by Biohealth Medical Laboratory, Inc. in favor of TCA Global Credit Master Fund, LP15
15

Exhibit	Description
10.34	Security Agreement, dated as of January 22, 2013, between Biohealth Medical Laboratory, Inc. and TCA Global Credit Master Fund, LP15
10.35	Guaranty Agreement, dated as of February 28, 2013, by Advantage Reference Labs, Inc. in favor of TCA Global Credit Master Fund, LP15
10.36	Security Agreement, dated as of February 28, 2013, between Advantage Reference Labs, Inc. and TCA Global Credit Master Fund, LP15
10.37	Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc.[16]
10.38	Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc.[16]
10.39	Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc.[16]
10.40 +	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and William Forhan[16]
10.41 +	Employment Agreement, dated as October 1, 2012, between Medytox Solutions, Inc. and Jace Simmons[16]
10.42 +	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Sharon L. Hollis[16]
10.43 +	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Francisco Roca, III[16]
10.44 +	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Steven Sramowicz[16]
10.45 +	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia[16]
10.46	Stock Purchase Agreement, dated as of January 1, 2013, among Bill White, Jackson R. Ellis and Medytox Diagnostics, Inc.[16]
10.47	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Bill White[16]
10.48	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Jackson R. Ellis[16]
10.49	Promissory Note, dated March 13, 2013, issued by Alethea Laboratories, Inc. to Summit Diagnostics, LLC[16]
10.50	Membership Interest Purchase Agreement, dated as of January 14, 2013, as amended, among Reginald Samuels, Ralph Perricelli and Medytox Diagnostics, Inc.[16]
10.51	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Reginald Samuels[16]
10.52	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Ralph Perricelli[16]
10.53	Option Agreement, effective as of April 19, 2013, between Christopher E. Diamantis and Medytox Solutions, Inc.[17]
10.54	Option Agreement, effective as of April 19, 2013, between Benjamin Frank and Medytox Solutions, Inc.[17]
10.55	Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., International Technologies, LLC, Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP18
10.56	Fourth Amended and Restated Revolving Promissory Note, dated June 30, 2013 (effective date July 15, 2013), issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP18
10.57	Guaranty Agreement, dated as of July 15, 2013, by International Technologies, LLC in favor of TCA Global Credit Master Fund, LP18
16

Exhibit	Description
10.58	Security Agreement, dated as of July 15, 2013, between International Technologies, LLC and TCA Global Credit Master Fund, LP18
10.59	Guaranty Agreement, dated as of July 15, 2013, by Alethea Laboratories, Inc. in favor of TCA Global Credit Master Fund, LP18
10.60	Security Agreement, dated as of July 15, 2013, between Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP18
10.61	Amendment, dated July 12, 2013, to the Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc.[19]
10.62 +	Amendment to Employment Agreement, dated as of September 1, 2013, between Medytox Solutions, Inc. and William Forhan[20]
10.63 +	Amendment to Employment Agreement, dated as of September 1, 2013, between Medytox Solutions, Inc. and Jace Simmons[20]
10.64 +	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement[21]
10.65	Stock Purchase Agreement, dated as of March 18, 2014, by and among Clinlab, Inc., Daniel Stewart, James A. Wilson, Medytox Information Technology, Inc. and Medytox Solutions, Inc.[5]
10.66	Form of Purchase Option Agreement between Medytox Solutions, Inc., and each holder of Series B Preferred Stock[5]
10.67	Consulting Agreement, dated March 15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd.[5]
10.68	Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc.[6]
10.69	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014.[22]
10.70	Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014.[22]
10.71 +	Employment Agreement by and between Medytox Solutions, Inc. and Samuel R. Mitchell, dated as of February 4, 2015.[23]
14	Code of Ethics[16]
16.1	Letter from DKM Certified Public Accountants, dated October 2, 2014, to the Securities and Exchange Commission.[24]
16.2	Letter from Grant Thornton LLP, dated March 19, 2015, to the Securities and Exchange Commission.[25]
21	Subsidiaries of the Company[26]
23.1	Consent of Independent Registered Public Accounting Firm[26]
23.2	Consent of Independent Registered Public Accounting Firm[26]
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
17

Exhibit	Description
Exhibit 101.INS	XBRL Instance Document[26]
Exhibit 101.SCH	XBRL Schema Document[26]
Exhibit 101.CAL	XBRL Calculation Linkbase Document[26]
Exhibit 101.DEF	XBRL Definition Linkbase Document[26]
Exhibit 101.LAB	XBRL Label Linkbase Document[26]
Exhibit 101.PRE	XBRL Presentation Linkbase Document [26]

[1]	Incorporated by reference to the Company's report on Form 10-K, filed on April 13, 2012.
[2]	Incorporated by reference to the Company's report on Form 8-K, filed on August 15, 2012.
[3]	Incorporated by reference to the Company's report on Form 10-Q/A, filed on November 21, 2012.
[4]	Incorporated by reference to the Company's report on Form 10-Q, filed on November 19, 2014.
[5]	Incorporated by reference to the Company's report on Form 10-K, filed on March 31, 2014.
[6]	Incorporated by reference to the Company's report on Form 8-K, filed on August 28, 2014.
[7]	Incorporated by reference to the Company's registration statement on Form S-8, filed on December 23, 2013.
[8]	Incorporated by reference to the Company's report on Form 8-K, filed on November 4, 2011.
[9]	Incorporated by reference to the Company's report on Form 8-K, filed on December 12, 2011.
[10]	Incorporated by reference to the Company's report on Form 8-K, filed on February 17, 2012.
[11]	Incorporated by reference to the Company's report on Form 8-K/A, filed on May 21, 2012.
[12]	Incorporated by reference to the Company's report on Form 8-K, filed on December 17, 2012.
[13]	Incorporated by reference to the Company's report on Form 8-K, filed on December 19, 2012.
[14]	Incorporated by reference to the Company's report on Form 8-K, filed on January 15, 2013.
[15]	Incorporated by reference to the Company's report on Form 8-K, filed on March 15, 2013.
[16]	Incorporated by reference to the Company's report on Form 10-K, filed on April 16, 2013.
[17]	Incorporated by reference to the Company's report on Form 8-K, filed on April 26, 2013.
[18]	Incorporated by reference to the Company's report on Form 8-K, filed on July 24, 2013.
[19]	Incorporated by reference to the Company's report on Form 10-Q, filed on August 14, 2013.
[20]	Incorporated by reference to the Company's report on Form 10-Q, filed on November 6, 2013.
[21]	Incorporated by reference to the Company's report on Form 8-K, filed on March 19, 2014.
[22]	Incorporated by reference to the Company’s report on Form 8-K, filed on September 12, 2014.
[23]	Incorporated by reference to the Company’s report on Form 8-K, filed on February 18, 2015.
[24]	Incorporated by reference to the Company’s report on Form 8-K, filed on October 7, 2014.
[25]	Incorporated by reference to the Company’s report on Form 8-K, filed on March 19, 2015.
[26]	Incorporated by reference to the Company’s report on Form 10-K, filed on April 15, 2015.

*	Filed herewith
**	Furnished herewith
+	Management contracts or compensation plans, contracts or arrangements.

18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDYTOX SOLUTIONS, INC.

Date: April 24, 2015	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer
(Principal Executive Officer)

19