Form 10-Q
period 2015-03-31
Medytox Solutions, Inc.
filed 2015-05-15
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, the registrant had 29,306,026 shares of its Common Stock, $0.0001 par value, outstanding.

MEDYTOX SOLUTIONS, INC.

FORM 10-Q

March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$650,505	$2,406,246
Accounts receivable, net	23,833,608	17,463,947
Prepaid expenses and other current assets	187,288	170,353
Deferred tax assets	28,300	28,300
Deposits on acquisitions	–	259,875

Total current assets	24,699,701	20,328,721

Property and equipment, net	7,318,521	7,678,123

Other assets:
Intangible assets, net	4,428,424	4,436,473
Goodwill	3,278,813	3,139,942
Deposits	216,717	177,495

Total assets	$39,942,176	$35,760,754

See accompanying notes to condensed consolidated financial statements.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,057,100	$3,356,797
Accrued expenses	2,689,490	2,297,416
Income tax liabilities	8,545,715	8,087,946
Current portion of notes payable	226,684	443,292
Current portion of notes payable, related party	5,990,274	2,620,000
Current portion of capital lease obligations	727,307	962,562
Derivative liability	380,000	380,000

Total current liabilities	21,616,570	18,148,013

Other liabilities:
Notes payable, net of current portion	–	93,392
Capital lease obligations, net of current portion	2,260,564	2,222,625
Deferred tax liabilities	301,800	252,900

Total liabilities	24,178,934	20,716,930

Commitments and contingencies

Stockholders' equity:
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock, $0.0001 par value, 5,000 shares authorized, 5,000 and 5,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1	1
Series D preferred stock, $0.0001 par value, 200,000 shares authorized, 50,000 and 200,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	5	20
Series E preferred stock, $0.0001 par value, 100,000 shares authorized, 45,000 and 100,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	5	10
Common stock, $0.0001 par value, 500,000,000 shares authorized, 29,306,026 and 29,046,386 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,931	2,905
Additional paid-in-capital	5,713,824	5,357,367
Retained earnings	10,046,476	9,562,517
Total Medytox Solutions stockholders' equity	15,763,242	14,922,820
Noncontrolling interest	–	121,004
Total stockholders' equity	15,763,242	15,043,824

Total liabilities and stockholders' equity	$39,942,176	$35,760,754

See accompanying notes to condensed consolidated financial statements.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues
Gross charges (net of contractual allowances and discounts)	$20,122,515	$21,062,572
Provision for bad debts	(6,473,733)	(6,187,033)
Net Revenues	13,648,782	14,875,539

Operating expenses:
Direct costs of revenue	4,031,274	3,277,841
General and administrative	5,639,933	3,719,958
Legal fees related to disputed subsidiary	–	58,672
Sales and marketing expenses	1,182,221	789,302
Depreciation and amortization	580,793	165,688
Total operating expenses	11,434,221	8,011,461

Income from operations	2,214,561	6,864,078

Other income (expense):
Other income	21	121
Gain on disposition of subsidiary	–	134,185
Gain on legal settlement	275,028	–
Interest expense	(505,101)	(96,751)
Total other income (expense)	(230,052)	37,555

Income before income taxes	1,984,509	6,901,633

Provision for income taxes	977,500	2,598,100

Net income attributable to Medytox Solutions	1,007,009	4,303,533

Preferred stock dividends	523,050	913,563

Net income attributable to Medytox Solutions common shareholders	$483,959	$3,389,970

Net income per common share:
Basic	$0.02	$0.11
Diluted	$0.02	$0.11

Weighted average number of common shares outstanding during the period:
Basic	29,141,679	30,043,053
Diluted	31,269,912	30,337,497

See accompanying notes to condensed consolidated financial statements.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from (used in) operating activities:
Net income	$1,007,009	$4,303,533
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	580,793	165,688
Stock issued in lieu of cash compensation	300,000	–
Stock-based compensation	56,463	–
Bad debts	6,473,733	6,187,033
Accretion of beneficial conversion feature as interest	246,575	3,278
Accretion of debt discount	93,699	–
Gain on disposition of subsidiary	–	(134,185)
Gain on legal settlement	(275,028)	–
Changes in operating assets and liabilities:
Accounts receivable	(12,843,394)	(11,069,300)
Prepaid expenses and other current assets	(16,935)	(62,261)
Deferred tax assets	–	(1,331,400)
Security deposits	(39,222)	(25,820)
Accounts payable	(299,697)	78,767
Accrued expenses	417,102	(115,891)
Income tax liabilities	457,769	3,333,598
Deferred tax liabilities	48,900	33,000
Net cash provided (used in) by operating activities	(3,792,233)	1,366,040

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(213,142)	(387,407)
Cash paid for acquisitions	–	(1,000,000)
Cash received in acquisitions	–	19,306
Net cash provided (used in) investing activities	(213,142)	(1,368,101)

Cash flows provided by (used in) financing activities:
Dividends on Series B preferred stock	(523,050)	(913,563)
Proceeds from issuance of notes payable, related party	3,030,000	–
Payments on notes payable	(60,000)	(429,486)
Payments on capital lease obligations	(197,316)	(57,093)
Net cash provided (used in) financing activities	2,249,634	(1,400,142)

Net increase (decrease) in cash	(1,755,741)	(1,402,203)

Cash at beginning of year	2,406,246	4,141,416

Cash at end of year	$650,505	$2,739,213

See accompanying notes to condensed consolidated financial statements.

Continued

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:

Cash paid for interest	$160,835	$85,951

Cash paid for taxes	$470,831	$600,000

Non-cash investing and financing activities:

Net liabilities acquired in acquisitions, net of cash	$–	$969,486
Goodwill	$–	$(2,273,503)
Contingent acquisition liability	$–	$54,017
Series D preferred stock	$–	$20
Additional paid in capital	$–	$1,249,980

Acquisition of noncontrolling interest in Biohealth Medical Laboratory, Inc.:
Deposits on acquisitions	$259,875	$–
Goodwill	$(138,871)	$–
Noncontrolling interest	$(121,004)	$–

Common stock issued as payment of accrued bonuses:
Accrued bonuses	$–	$(525,000)
Common stock	$–	$21
Additional paid in capital	$–	$524,979

Capital lease assets acquired	$–	$(249,111)
Capital lease obligations	$–	$249,111

See accompanying notes to condensed consolidated financial statements.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

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

On February 16, 2012, MDI acquired majority interest in Collectaway LLC, now known as PB Laboratories, LLC ("PB Labs"), a Florida limited liability company. On October 12, 2012, MDI acquired the remaining controlling interest in PB Labs.  As of October 31, 2012, PB Labs is a wholly-owned subsidiary of MDI.

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

On January 29, 2013, MDI formed Advantage Reference Labs, Inc. (“Advantage”), a Florida corporation, as a wholly-owned subsidiary to provide reference, confirmation and clinical testing services. On October 14, 2013, Advantage changed its name to EPIC Reference Labs, Inc. (“EPIC”).

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

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

On July 28, 2014, the Company formed Platinum Financial Solutions, Ltd (“PFS”) as a 100% owned foreign subsidiary of the Company to pursue the opportunity of providing financial solutions, including factoring and accounts receivable acquisition in the healthcare sector. PFS has a Florida subsidiary, Platinum Financial Solutions, LLC, through which it may do business with U.S. based customers.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2014 audited annual financial statements included in the Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2015.

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

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two operating segments; laboratory services and medical solutions support services.

Reclassifications

Certain other items on the statement of operations for the three months ended March 31, 2014 and the statement of cash flows for the three months ended March 31, 2014 have been reclassified to conform to current period presentation.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 2 – Long-Lived Assets

Property and equipment at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Medical equipment	$922,552	$896,641

Equipment	504,967	396,551

Equipment under capital leases (See Note 5 - Capital Lease Obligations)	4,024,449	4,024,449

Furniture	412,725	333,316

Leasehold improvements	1,673,405	1,665,501

Vehicles	177,534	177,534

Computer equipment	599,081	595,571

Software	1,832,053	1,832,053

	10,146,766	9,921,616

Less accumulated depreciation	(2,828,245)	(2,243,493)

Property and equipment, net	$7,318,521	$7,678,123

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 2 – Long-Lived Assets (Continued)

Depreciation of property and equipment was $580,793 and $165,688 for the three months ended March 31, 2015 and 2014, respectively.

Management periodically reviews the valuation of long-lived assets for potential impairments. Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 3 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At March 31, 2015 and December 31, 2014, notes payable consisted of the following:

	March 31,	December 31,
	2015	2014
Acquisition convertible note No. 1 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest and was due January 17, 2014. The note was convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. The note is discounted for its unamortized beneficial conversion feature of $-0- and $1,639 at March 31, 2015 and December 31, 2014, respectively. See "Acquisition Convertible Notes" below.	$–	$250,000

Loan payable to former shareholder of Epinex Diagnostic Laboratories, Inc. in the amount of $400,000, at 0% interest, with principal payments of $100,000 due in periodic installments from November 26, 2014 through February 26, 2016. Amount recorded is net of imputed discount of $13,316 at December 31, 2014.	226,684	286,684

	226,684	536,684

Less current portion	(226,684)	(443,292)

Notes payable, net of current portion	$–	$93,392

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 3 – Notes Payable (Continued)

Note Payable – Related Parties

	March 31, 2015
	Face Value	Put	Put	Debt	Net Value
	of Note	Discount	Premium	Discount	of Note
Convertible debenture dated December 31, 2014 in the amount of $3,000,000 which bears interest at 10% and is due December 31, 2015. The note provides the lender the option to covert the note into the Company's common stock at a 25% discount to the average trading price (as defined in the note agreement) for the ten consecutive trading days prior to the conversion date. The note has been discounted by the value of warrants issuable upon conversion of $380,000 at December 31, 2014. The note has also been discounted by the unamortized value of its put premium of $1,000,000, and increased by the put premium liability of $1,000,000, at December 31, 2014.	$3,000,000	$(753,425)	$1,000,000	$(286,301)	$2,960,274

Loan payable to Alcimede LLC in the amount of $3,000,000, at 6% interest, with one payment of $3,000,000, plus interest, due on February 2, 2016.	$3,000,000	–	–	–	$3,000,000

Loan payable to Alcimede LLC, dated February 27, 2015. (Repaid on April 15, 2015)	$30,000	–	–	–	$30,000
	$6,030,000	$(753,425)	$1,000,000	$(286,301)	$5,990,274

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 3 – Notes Payable (Continued)

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

The Company received a default judgement against Mr. Perricelli in January 2015, relieving the Company of its obligations under the convertible debenture. The note payable and related accrued interest were written off in January 2015, resulting in a “Gain on Legal Settlement” of $275,028.

Note 4 – Related Party Transactions

On February 27, 2015, the Company borrowed $30,000 from Alcimede LLC, of which our CEO is the sole manager. The loan was repaid on April 15, 2015.

On February 3, 2015, the Company borrowed $3,000,000 from Alcimede LLC, of which our CEO is the sole manager. The note has an interest rate of 6% and is due on February 2, 2016.

On December 31, 2014, the Company borrowed $3,000,000 from D&D Funding II, LLC (“D&D”), Christopher Diamantis, a director of the Company, is the manager and 50% owner of D&D. (See Note 3 for a description of this Note.)

Note 5 – Capital Lease Obligations

The Company leases various assets under capital leases expiring through 2020 as follows:

	March 31,	December 31,
	2015	2014
Medical equipment	$4,024,449	$4,024,449
Less accumulated depreciation	(1,098,060)	(883,015)

Net	$2,926,389	$3,141,434

Depreciation expense on assets under capital leases was $215,045 and $54,980 for the three months ended March 31, 2015 and 2014, respectively.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 5 – Capital Lease Obligations (Continued)

Aggregate future minimum rentals under capital leases are as follows:

Future minimum rentals

December 31,
2015	$846,860
2016	1,078,010
2017	969,606
2018	382,395
2019	35,575
Thereafter	32,611

Total	3,345,057

Less interest	357,186

Present value of minimum lease payments	2,987,871

Less current portion of capital lease obligations	727,307

Capital lease obligations, net of current portion	$2,260,564

Note 6 – Stockholders’ Equity

Authorized Capital

The Company has 500,000,000 authorized shares of Common Stock at $0.0001 par value per share and 100,000,000 authorized shares of Preferred Stock at $0.0001 par value per share.

On October 1, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 5,000 shares of Series B Non-convertible Preferred Stock, at $0.0001 par value per share.  The Series B shares do not include any voting rights and allow for monthly dividends in an amount equal to the sum of 1) 10% of the amount of gross sales in excess of $1 million collected in the ordinary course of business, not to exceed $150,000, and 2) 15% of the amount of gross sales in excess of $2.5 million collected in the ordinary course of business. At each of March 31, 2015 and December 31, 2014, there were 5,000 shares of Series B Preferred Stock outstanding.

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

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Authorized Capital (Continued)

On October 7, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 1,000,000 shares of Series C Convertible Preferred Stock, at $0.0001 par value per share. The Series C shares were convertible into shares of Common Stock by the quotient of 1 divided by the product of 0.80 multiplied by the market price of the Company’s Common Stock at the date of conversion. The Series C shares also included voting rights of 25 votes for every share of Series C Preferred Stock and were entitled to dividends at the same time any dividend was paid or declared on any shares of the Company’s Common Stock. Pursuant to their terms, all of the shares of Series C Preferred Stock were converted into shares of Common Stock on December 31, 2013.

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

The Series D shares also include voting rights of 1 vote for every share of Series D Preferred Stock and are entitled to dividends, at the same time any dividend is paid or declared on any shares of the Company’s Common Stock The dividends are to be in an amount equal to the amount such holder would have received if the Series D Preferred Stock were converted to Common Stock. As of March 31, 2015 and December 31, 2014, there were 50,000 and 200,000 shares of Series D Preferred Stock outstanding, respectively.

On August 21, 2014, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing 100,000 shares of Series E Convertible Preferred Stock at a par value of $.0001 per share. The Series E shares are convertible into the number of shares of Common Stock equal to the quotient of 8 divided by the average market price of the Company’s Common Stock for thirty trading days prior to the date of conversion, multiplied by the number of Series E shares being converted. Any Series E shares which remain outstanding on August 28, 2016 will be automatically converted into Common Stock using the prescribed formula. The Series E shares also include voting rights of 1 vote for every share of Series E Preferred Stock and are entitled to dividends at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. The dividends are to be in an amount equal to the amount such holder would have received if the Series E Preferred Stock were converted to Common Stock at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. As of March 31, 2015 and December 31, 2014, there were 45,000 and 100,000 shares of Series E Preferred Stock outstanding, respectively.

Preferred Stock

During the three months ended March 31, 2015 and 2014, the Series B preferred shareholders earned dividends totaling $523,050 and $913,563, respectively.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Preferred Stock (Continued)

On March 18, 2014, 200,000 shares of Series D Preferred Stock of the Company were issued to the previous owners of Clinlab pursuant to a stock purchase agreement whereby the Company purchased all of the outstanding stock of Clinlab. On March 20, 2015, 150,000 shares of this Series D Preferred stock were converted into 125,334 shares of common stock.

On August 28, 2014, 100,000 shares of Series E Preferred Stock of the Company were issued to the previous owner of Epinex pursuant to a stock purchase agreement whereby the Company purchased all of the outstanding stock of Epinex. On March 3, 2015, 55,000 shares of this Series E Preferred stock were converted into 58,856 shares of common stock.

Common Stock

During the three months ended March 31, 2015, the Company issued an aggregate of 259,190 shares of the Company’s common stock; 184,190 were issued in connection with the conversions of the Series D and E Preferred Stock and 75,000 shares, valued at $4.00 per share, were issued as compensation to two employees pursuant to employment agreements.

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

The following summarizes activity under the 2013 Plan through March 31, 2015:

Shares approved for issuance at plan inception	5,000,000

Options granted in 2014	(1,435,000)

Options cancelled in 2014	10,000

Restricted shares issued in 2014	(210,000)

Balance at December 31, 2014 and March 31, 2015	3,365,000

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Stock Options

The following summarizes options outstanding at March 31, 2015:

		Weighted
		average
	Options	exercise
	Outstanding	price

Balance at March 31, 2015	24,225,000	$5.47

The following table summarizes information with respect to stock options outstanding and exercisable by employees, directors and consultants at March 31, 2015:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
Exercise	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
price	outstanding	life (years)	price	value	vested	price	value

$2.50	9,475,000	3.37	$2.50	$14,212,500	8,987,500	$2.50	$13,481,250
$5.00	7,750,000	2.99	$5.00	–	7,700,000	$5.00	–
$10.00	7,000,000	8.01	$10.00	–	7,000,000	$10.00	–
	24,225,000		$5.47	$14,212,500	23,687,500	$5.53	$13,481,250

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Stock Options (Continued)

During the three months ended March 31, 2014, the Company issued options to purchase a total of 100,000 shares of the Company’s common stock to an employee pursuant to terms of an employment agreement. These options had contractual lives of two years and were valued at an average grant date fair value of $0.25 per option, or $25,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	1 year
Expected volatility	24.43%
Risk free interest rate	0.30%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.

During the three months ended March 31, 2014, the Company issued options to purchase a total of 1,035,000 shares of the Company’s common stock to various employees. These options had contractual lives of ten years and were valued at an average grant date fair value of $0.70 per option, or $724,500, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	5.375 years
Expected volatility	27.72%
Risk free interest rate	1.46%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of March 31, 2015, all of these options had vested and the Company recognized $52,024 of stock-based compensation expense for the three months ended March 31, 2015.

In May 2014, the Company issued options to purchase a total of 300,000 shares of the Company’s common stock to a director. These options had contractual lives of four years and were valued at an average grant date fair value of $0.18 per option, or $54,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.50
Expected term	2 years
Expected volatility	24.43%
Risk free interest rate	0.43%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of March 31, 2015, 200,000 of these options had vested and the Company recognized $4,438 of stock-based compensation expense for the three months ended March 31, 2015.

As of March 31, 2015, there were unrecognized compensation costs of $2,959 related to stock options. The Company expects to recognize those costs over a weighted average period of .16 years as of March 31, 2015. Future option grants will increase the amount of compensation expense to be recorded in these periods.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Warrants

The following table summarizes warrant transactions for the three months ended March 31, 2015:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	term (years)	value
Outstanding and Exercisable at December 31, 2014	300,000	$3.33	–	$–

Outstanding and Exercisable at March 31, 2015	–	$–	–	$–

Weighted Average Grant Date Fair Value		$–

The warrants were issued by the Company in 2013 to two individuals in connection with obligations entered into by the Company’s subsidiaries. These warrants had contractual lives of two years and expired in January 2015.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

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

Basic and Diluted EPS were calculated as follows:

	Three Months Ended March 31,
	2015	2014
Basic:
Numerator - net income available to common stockholders	$483,959	3,389,970
Denominator - weighted-average shares outstanding	29,141,679	30,043,053

Net income per share - Basic	$0.02	$0.11

Diluted:
Numerator:
Net income available to common stockholders	$483,959	$3,389,970
Interest expense on convertible debt, net of taxes	46,912	3,700
	530,871	3,393,670

Denominator:
Weighted-average shares outstanding	29,141,679	30,043,053
Weighted-average equivalent shares options and warrants	866,378	–
Weighted-average equivalent shares from convertible debt	1,000,000	222,222
Weighted-average equivalent shares from Series C convertible preferred stock	–	–
Weighted-average equivalent shares from Series D convertible preferred stock	179,776	72,222
Weighted-average equivalent shares from Series E convertible preferred stock	82,079	–
	31,269,912	30,337,497

Net income per share - Diluted	$0.02	$0.11

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2015 and 2014, the following potential common stock equivalents were excluded from the calculation of Diluted EPS as their effect was anti-dilutive:

	March 31,
	2015	2014
Stock options outstanding	24,225,000	23,995,000
Warrants outstanding	–	346,400

	24,225,000	24,341,400

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 7 – Income Taxes

Significant components of the income tax provision are summarized as follows:

	Three Months Ended March 31,
	2015	2014
Current provision:
Federal	$792,900	$3,327,000
State	135,700	569,500

Deferred provision:
Federal	44,100	(1,173,200)
State	4,800	(125,200)

	$977,500	$2,598,100

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Expected federal income tax at 34% statutory rate	34.0%	34.0%
State income taxes	4.7%	4.2%
Permanent differences	10.6%	-0.6%

	49.3%	37.6%

Of the $8,545,715 of income tax liabilities at March 31, 2015, $1,649,877 relates to 2013 and $5,967,238 relates to 2014. The Company has made no payments on its 2015 tax liability.

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Deferred income tax assets:
Allowance for bad debts	$28,300	$28,300
Stock options	444,400	423,200
Total deferred income tax assets	$472,700	$451,500

Deferred income tax liabilities:
Property and equipment	$(558,800)	$(513,600)
Intangible amortization	(187,400)	(162,500)
Total deferred income tax liabilities	$(746,200)	$(676,100)

Net deferred income taxes:
Current	$28,300	$28,300
Non-current	(301,800)	(252,900)
	$(273,500)	$(224,600)

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 7 – Income Taxes (Continued)

Management has reviewed the provisions regarding assessment of its valuation allowance on deferred tax assets and based on that criteria determined that it will have sufficient taxable income to realize those assets. Therefore, management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will be realized.

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

Note 8 – Business Combinations

The Company acquired the remaining 49.5% of Biohealth in the three months ended March 31, 2015. The Company completed three acquisitions during the year ended December 31, 2014. The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of FASB ASC 805 “Business Combinations”. As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as goodwill.

Goodwill was attributable to the following subsidiaries as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Medical Billing Choices, Inc.	$1,202,112	$1,202,112

PB Laboratories, LLC	107,124	107,124

Biohealth Medical Laboratory, Inc.	255,634	116,763

Clinlab, Inc.	857,532	857,532

Medical Mime, Inc.	274,811	274,811

Epinex Diagnostics Laboratories, Inc.	581,600	581,600

	$3,278,813	$3,139,942

The purchase of the remaining portion of Biohealth increased previously reported goodwill by $138,871.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 8 – Business Combinations (Continued)

On January 16, 2015, in contemplation of the business combination the Company entered into a Loan and Security Agreement with CollabRx, Inc. (“CollabRx”), pursuant to which it was agreed the Company would loan up to $2,395,644 to CollabRx and an Agreement with CollabRx, pursuant to which CollabRx agreed that in the event it enters into a merger or other sale transaction involving at least thirty-five percent (35.0%) of its shares or assets with a party other than the Company, CollabRx will pay the Company a $1,000,000 fee.

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

All amounts loaned to date under the Loan Agreement were repaid during the three months ended March 31, 2015. (See further discussion of the contemplated CollabRx acquisition in Note 11)

Note 9 – Commitments and Contingencies

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

The Company received a default judgement against Ralph Perricelli on February 12, 2015, relieving the Company of its obligations under the convertible debenture. As a consequence of the settlement, the Company recognized a gain of $275,028.

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 10 – Segment Reporting

Selected financial information for the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2015	2014
Net revenues - External
Laboratory Services	$13,499,803	$14,788,210
Medical Support Solutions	148,979	87,329
Corporate & Eliminations	–	–
	$13,648,782	$14,875,539
Net revenues - Inter Segment
Laboratory Services	$–	$–
Medical Support Solutions	384,108	516,744
Corporate & Eliminations	–	–
	$384,108	$516,744
Income (loss) from operations
Laboratory Services	$5,065,421	$7,277,346
Medical Support Solutions	(1,357,989)	103,476
Corporate & Eliminations	(1,492,870)	(516,744)
	$2,214,562	$6,864,078
Depreciation and amortization
Laboratory Services	$447,325	$156,690
Medical Support Solutions	160,356	8,998
Corporate & Eliminations	(26,888)	–
	$580,793	$165,688
Capital expenditures
Laboratory Services	$187,885	$279,381
Medical Support Solutions	25,257	108,026
Corporate & Eliminations	–	–
	$213,142	$387,407

	March 31,	December 31,
	2015	2014
Total assets
Laboratory Services	$35,191,475	$29,362,062
Medical Support Solutions	6,330,406	5,214,139
Corporate & Eliminations	(1,579,705)	1,184,553
	$39,942,176	$35,760,754
Intangible assets
Laboratory Services	$4,087,502	$4,088,835
Medical Support Solutions	340,922	347,638
Corporate & Eliminations	–	–
	$4,428,424	$4,436,473
Goodwill
Laboratory Services	$944,358	$805,487
Medical Support Solutions	2,334,455	2,334,455
Corporate & Eliminations	–	–
	$3,278,813	$3,139,942

MEDYTOX SOLUTIONS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 11 – Subsequent Events

On April 15, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Medytox, CollabRx, and CollabRx Merger Sub, Inc., a wholly owned subsidiary of CollabRx (“Merger Sub”), pursuant to which it is contemplated that Merger Sub would merge with and into Medytox, with Medytox surviving the merger as a wholly owned subsidiary of CollabRx (the “Merger”).

In the Merger, (i) each share of Medytox Common Stock will be converted into the right to receive such number of shares of CollabRx Common Stock equal to the Exchange Ratio (as defined in the Merger Agreement), (ii) each share of Medytox Series B Preferred Stock will be converted into the right to receive one share of CollabRx Series B Preferred Stock, which will be designated prior to the closing of the Merger, (iii) each share of Medytox Series D Preferred Stock will be converted into the right to receive one share of CollabRx Series D Preferred Stock, which will be designated prior to the closing of the Merger, (iv) each share of Medytox Series E Preferred Stock will be converted into the right to receive one share of CollabRx Series E Preferred Stock, which will be designated prior to the closing of the Merger, (v) each option and warrant to purchase shares of CollabRx Common Stock will continue in existence pursuant to its terms, (vi) each restricted stock unit for CollabRx Common Stock will settle prior to the closing of the Merger in accordance with its terms, and (vii) Medytox’s equity incentive plan will be assumed by CollabRx and each outstanding option to purchase shares of Medytox Common Stock will be assumed by CollabRx and converted into an option to purchase shares of CollabRx Common Stock (with proportional adjustment to the number of shares underlying the option and the exercise price, each in accordance with the Exchange Ratio). The Exchange Ratio will be calculated such that holders of CollabRx equity prior to the closing of the Merger (including all outstanding CollabRx Common Stock and all restricted stock units, options and warrants exercisable for shares of CollabRx Common Stock) will hold 10% of CollabRx’s Common Stock following the closing of the Merger, and holders of Medytox equity prior to the closing of the Merger (including all outstanding Medytox Common Stock and all outstanding options exercisable for shares of Medytox Common Stock, but less certain options that will be cancelled contingent upon the closing pursuant to agreements between Medytox and such optionees) will hold 90% of CollabRx’s Common Stock following the closing of the Merger, in each case on a fully diluted basis, provided, however, outstanding shares of the newly designated CollabRx Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, certain outstanding convertible promissory notes exercisable for CollabRx Common Stock after the closing and certain option grants expected to be made at or immediately following the closing of the Merger are excluded from such ownership percentages.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

Medytox Solutions, Inc. (the “Company”, "Medytox", “we”, “us”, or “our”) is a holding company that owns and operates businesses in the medical services sector.  Our principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States.  For each of the three-month periods ended March 31, 2015 and 2014, testing services to rehabilitation facilities represented over 90% of our revenues.

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

As a provider of clinical laboratory services, we continue to pursue our strategy of acquiring or entering into binding relationships with high-complexity laboratories that can facilitate our customers' needs. We have successfully completed several such acquisitions or strategic partnerships with laboratories located in different regions of the United States, allowing us to correspondingly increase our client base. These laboratories, and those we shall continue to seek out, offer or can be developed to offer the most advanced analytical technology for the processing of urine and blood specimens including Immunoassay Analyzers (IA) for screens and GCMS/LCMS for confirmations.  All Medytox laboratories are fully-staffed professional COLA-accredited high-complexity laboratories with additional certifications such as the COLA Laboratory of Excellence Award (COLA's Highest Commendation), CLIA (Clinical Laboratory Improvement Amendments) and the State of Florida's AHCA Clinical Laboratory License for Non-Waived High Complexity testing. In the case of any facilities acquired in the future we anticipate that the operations will meet these stringent requirements as they become fully operational in the Medytox group. Our in-house billing company services all of our acquired or allied facilities, utilizing electronic processing of claims to the major insurance payers and eliminating the need to rely on and pay for the services of clearing houses allowing us to maximize profit retention.

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

On February 16, 2012, Medytox Diagnostics, Inc. (“MDI”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement for the purchase of 50.5% of the outstanding membership interests in Collectaway, LLC, a clinical laboratory located in Palm Beach County, Florida.  The name of Collectaway, LLC was changed to PB Laboratories, LLC. On October 12, 2012, MDI acquired the remaining 49.5% ownership in PB Laboratories, LLC that it did not already own. Operations were merged into EPIC Reference Labs, Inc. in February 2015.

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

On December 7, 2012, the Company, through its wholly-owned subsidiary MDI, entered into an agreement to acquire 50.5% ownership in Biohealth Medical Laboratory, Inc., a Miami-based clinical laboratory. The agreement provided that MDI would retain all earnings of the lab. The Company immediately initiated an investment program to increase the clinical lab testing capacity of blood and urine specimens at Biohealth Medical Laboratory, Inc. MDI acquired the remaining 49.5% on March 31, 2015. MDI now owns 100% of this laboratory.

On January 1, 2013, MDI purchased 100% of the stock of Alethea Laboratories, Inc. ("Alethea").  Althea operates a licensed clinical lab in Las Cruces, New Mexico and is an enrolled Medicare provider.

On January 25, 2013, MDI entered into a ten year, automatically renewable, License Agreement with Dry Spot Diagnostics AG (“Dry Spot”), a German based laboratory, for the right to use a proprietary specialty in-vitro diagnostic test system for plasma, urine and other biological fluids in its U.S. based laboratories. Medytox will pay to Dry Spot a royalty equal to 10% of the collected revenue generated from providing the licensed laboratory diagnostic tests to Medytox customers. Dry Spot must receive a minimum of $100,000 in 2014 and $200,000 each in 2015 and 2016.

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

On December 31, 2014, the Company borrowed $3,000,000 from D&D Funding II LLC (“D&D”). Christopher Diamantis, a director of the Company, is the manager and 50% owner of D&D.

Pursuant to the Letter of Intent, the Company agreed to advance certain funding to CollabRx in contemplation of the business combination. On January 16, 2015, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with CollabRx, pursuant to which it is agreed the Company would loan up to $2,395,644 to CollabRx and an Agreement with CollabRx, pursuant to which CollabRx agreed that in the event it enters into a merger or other sale transaction involving at least thirty-five percent (35.0%) of its shares or assets with a party other than the Company CollabRx will pay the Company a $1,000,000 fee.

On February 3, 2015, the Company borrowed $3,000,000 from Alcimede LLC, of which the CEO of the Company is the sole manager. The note has an interest rate of 6% and is due on February 2, 2016.

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

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Net Revenues

The Company’s net revenues for the three months ended March 31, 2015 were $13,648,782 as compared to net revenues of the same period in the prior year of $14,788,539, a decrease of 8.2%. Laboratory services revenues were $13,499,803 for the three months ended March 31, 2015 as compared to $14,788,210 for the three months ended March 31, 2014; a decline of 8.7%. Overall lab volumes increased 44.1% during the quarter. However, the beneficial impact of the increased volume was more than offset by declines in the charges per test due to changes in reimbursement practices of payors and the mix of tests being completed. Further, the estimated collection percentage on these charges was reduced to 25% for the three months ended March 31, 2015 as compared to 27% for the same period in 2014. During the quarter, the Company closed the PB Lab and these volumes were transitioned to the new EPIC facility. In addition to the volumes from PB Labs, EPIC had volume growth of nearly 75%. International Technologies also contributed to the volume growth since this lab was not fully operational in the first quarter of 2014.

Operating and Other Expenses

Operating expenses for the three months ended March 31, 2015 were $11,434,221 as compared to $8,011,461 for the three months ended March 31, 2014. This represents an increase of $3,422,760 or 42.7%. Acquisitions completed in 2014 whose operating expenses were included in the period ended March 31, 2015, but not in the same quarter of 2014 accounted for $954,575 of the increase. Without these added expenses, the growth in operating expenses in the first quarter of 2015 as compared to 2014 would have been $2,468,184 or 30.8%. General and administrative expenses accounted for the largest portion of the increase in operating expenses. General and administrative expenses for the three months ended March 31, 2015 grew $1,919,974 or 51.6% over the same period in 2014. The expenses of the acquired entities accounted for $772,506 of the increase. The other primary drivers were increases in headcount to support the Company’s efforts in developing IT solutions and administrative support for the growing operations. Direct costs of revenue reflected an increase in the three months ended March 31, 2015 as compared to the same period of 2014 of $753,433, driven by increased volumes in the labs. Sales and marketing expenses for the three months ended March 31, 2015 increased 49.8% to $392,919. The increase is driven primarily by the growth in the Company’s sales force and marketing activities. Depreciation and amortization expenses for the three months ended March 31, 2015 were $580,793 as compared to $165,688 for the first three months of the prior year. This increase is primarily the result of depreciation expense from the significant capital investments in laboratory equipment and amortization of the software acquired, primarily at Clinlab.

As a consequence of the decline in net revenues and the increased operating expenses for the quarter, income from operations for the three months ended March 31, 2015 reflected a decline of 67.7% as compared to the first three months of 2014.

Other expenses were $230,052 for the three months ended March 31, 2015 as compared to other income for the first quarter of 2014 of $37,555. This change was driven primarily by increased interest expense offset in part by a gain on legal settlement.

The Company’s effective tax rate for the three months ended March 31, 2015 was 49.2% which is in line with the annual effective tax rate reported by the Company for the year ended December 31, 2014. The effective tax rate for the three months ended March 31, 2014 was 37.6%.

Primarily as a consequence of the reduced operating profits, net income attributable to Medytox Solutions’ common stockholders for the three months ended March 31, 2015 was $483,959 as compared to $3,389,970 for the same period in 2014.

Disputed Segment

The dispute with Trident Laboratories, Inc. and its shareholders originated in 2012. The assets and liabilities of Trident were excluded from the individual consolidated balance sheet line items and presented separately as assets and liabilities from disputed activity. Effective March 31, 2014, the Company’s management determined that the net assets of Trident were not recoverable and as such, the Company accounted for the disputed assets and liabilities as if they had been disposed, resulting in a gain on the disposition of $134,185.

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

For the three months ended March 31, 2015, we funded our operations primarily through cash provided by operations and borrowings from related parties. Our principal use of funds during the three months ended March 31, 2015 has been for operating activities, additions to property and equipment, and dividends to Series B Preferred shareholders. For the three months ended March 31, 2014, we funded our operations primarily through cash provided by operations. Our principal use of funds for the three months ended March 31, 2014 was for acquisitions, dividends on Series B Preferred Stock, purchases of property and equipment and payments of notes payable and capital lease obligations. Management believes that based on the current level of operations, cash flow from operations and financing activities, the Company will have sufficient liquidity to fund anticipated expenses, tax obligations and other commitments for the next twelve months.

Liquidity and Capital Resources during the three months ended March 31, 2015 compared to the three months ended March 31, 2014

As of March 31, 2015, we had cash and working capital of $650,505 and $3,083,131, respectively. The Company’s operations consumed cash in the amount of $3,792,233 for the three months ended March 31, 2015 as compared to cash provided by operations of $1,366,040 for the three months ended March 31, 2014. The decline in net income from operations for the three months ended March 31, 2015 to $1,007,009 as compared to the three months ended March 31, 2014 of $4,303,533 was the primary driver of this cash usage. Changes in net operating assets and liabilities in the amount of $3,083,131 also contributed to the cash consumed in the three months ended March 31, 2015. The net income from operations for the three months ended March 31, 2014 was offset by changes in net operating assets of $2,180,078 to generate cash from operations of $1,366,040.

Cash used in investing activities was $213,142 and $1,368,101 for the three months ended March 31, 2015 and 2014, respectively. In the three months ended March 31, 2015 the Company purchased property and equipment for $213,142. Cash used in investing activities for the three months ended March 31, 2014 included $387,407 for the purchase of property and equipment and cash paid for acquisitions of $1,000,000, offset by cash received in acquisitions of $19,306.

Cash from financing activities was $2,249,634 for the three months ended March 31, 2015 as a result of proceeds from the issuance of notes payable of $3,030,000 offset in part by dividends on Series B Preferred Stock of $523,050 and payments of capital lease of $197,316 and notes payable obligations of $60,000. Cash used in financing activities for the three months ended March 31, 2014 was $1,400,142 and included $913,563 of dividends on Series B Preferred Stock, payments on notes payable of $429,486, and payments on capital lease obligations of $57,093.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements as of and for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the interim chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. In connection with such evaluation, management concluded that the material weakness in internal control over financial reporting identified in our Form 10-Q/A for the quarter ended September 30, 2014 and Form 10-K for the year ended December 31, 2014 continued to exist, and as such our disclosure controls and procedures were not effective as of March 31, 2015. Insufficient staffing and accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions. The Company is in the process of taking the following steps to remediate the material weakness: (i) increasing the staffing of its internal accounting department, (ii) engaging outside independent consultants to assist in the analysis of complex accounting transactions, and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department and outside independent consultants.

Notwithstanding such material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company received a default judgement against Ralph Perricelli on February 12, 2015, relieving the Company of its obligations under the convertible debenture.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 20, 2015, the Company issued 25,000 and 50,000 shares to two employees as part of their compensation agreements.

On March 20, 2015, 150,000 shares of the Series D Preferred Stock issued in the acquisition of Clinlab were converted into 125,334 shares of common stock.

On March 3, 2015, 55,000 shares of the Series E Preferred Stock issued in the acquisition of Epinex were converted into 58,856 shares of common stock.

For additional information on the terms of the Series D Preferred Stock and the Series E Preferred Stock see Note 6 - “Stockholders’ Equity” of the condensed consolidated financial statements.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit 10.1	Employment Agreement by and between Medytox Solutions, Inc. and Samuel R. Mitchell, dated as of February 4, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2015).
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Link base Document
Exhibit 101.DEF	XBRL Definition Link base Document
Exhibit 101.LAB	XBRL Label Link base Document
Exhibit 101.PRE	XBRL Presentation Link base Document

____________________

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDYTOX SOLUTIONS, INC.

Date: May 15, 2015	By: /s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	By: /s/ Jeffrey L. Wadman
Jeffrey L. Wadman
Interim Chief Financial Officer (Principal Financial Officer)

