Form 10-Q
period 2015-06-30
Medytox Solutions, Inc.
filed 2015-08-14
CIK 1374536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 12, 2015, the registrant had 30,931,026 shares of its Common Stock, $0.0001 par value, outstanding.

MEDYTOX SOLUTIONS, INC.

FORM 10-Q

June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDYTOX SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$700,923	$2,406,246
Accounts receivable, net	22,471,342	17,463,947
Prepaid expenses and other current assets	572,314	170,353
Deferred tax assets	–	28,300
Deposits on acquisitions	–	259,875

Total current assets	23,744,579	20,328,721

Property and equipment, net	7,814,666	7,678,123

Other assets:
Intangible assets, net	4,420,372	4,436,473
Goodwill	3,278,813	3,139,942
Deposits	218,552	177,495

Total assets	$39,476,982	$35,760,754

See accompanying notes to condensed consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,885,116	$3,356,797
Accrued expenses	3,627,422	2,297,416
Income tax liabilities	7,539,715	8,087,946
Deferred income taxes	9,200	–
Current portion of notes payable	259,184	443,292
Current portion of notes payable, related party	3,804,329	2,620,000
Current portion of capital lease obligations	611,927	962,562
Derivative liability	380,000	380,000

Total current liabilities	20,116,893	18,148,013

Other liabilities:
Notes payable, net of current portion	–	93,392
Capital lease obligations, net of current portion	3,145,080	2,222,625
Deferred tax liabilities	291,600	252,900

Total liabilities	23,553,573	20,716,930

Commitments and contingencies

Stockholders' equity:
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock, $0.0001 par value, 5,000 shares authorized, 5,000 and 5,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
Series D preferred stock, $0.0001 par value, 200,000 shares authorized, 50,000 and 200,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	5	20
Series E preferred stock, $0.0001 par value, 100,000 shares authorized, 45,000 and 100,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	5	10
Common stock, $0.0001 par value, 500,000,000 shares authorized, 30,931,026 and 29,046,386 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,093	2,905
Additional paid-in-capital	10,926,621	5,357,367
Retained earnings	4,993,684	9,562,517
Total Medytox Solutions stockholders' equity	15,923,409	14,922,820
Noncontrolling interest	–	121,004
Total stockholders' equity	15,923,409	15,043,824

Total liabilities and stockholders' equity	$39,476,982	$35,760,754

See accompanying notes to condensed consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Gross charges (net of contractual allowances and discounts)	$13,225,117	$20,784,426	$33,347,632	$41,846,998
Provision for bad debts	(3,843,466)	(4,830,727)	(10,317,199)	(11,017,760)
Net Revenues	9,381,651	15,953,699	$23,030,433	$30,829,238

Operating expenses:
Direct costs of revenue	2,668,357	4,187,041	6,699,631	7,464,882
General and administrative	9,396,040	4,456,357	15,035,973	8,176,315
Legal fees related to disputed subsidiary	–	35,545	–	94,217
Sales and marketing expenses	1,139,567	1,245,982	2,321,788	2,035,284
Bad debt	99,754	–	99,754	–
Depreciation and amortization	669,641	230,482	1,250,434	396,170
Total operating expenses	13,973,359	10,155,407	25,407,580	18,166,868

Income (Loss) from operations	(4,591,708)	5,798,292	(2,377,147)	12,662,370

Other income (expense):
Other income	2	132	23	253
Gain on disposition of subsidiary	–	–	–	134,185
Gain on legal settlement	–	–	275,028	–
Interest expense	(542,442)	(100,945)	(1,047,543)	(197,696)
Total other income (expense)	(542,440)	(100,813)	(772,492)	(63,258)

Income (Loss) before income taxes	(5,134,148)	5,697,479	(3,149,639)	12,599,112

Provision for income taxes	(878,700)	2,198,000	98,800	4,796,100

Net income (loss) attributable to Medytox Solutions	(4,255,448)	3,499,479	(3,248,439)	7,803,012

Preferred stock dividends	797,344	1,510,542	1,320,394	2,424,105

Net income (loss) attributable to Medytox Solutions common shareholders	$(5,052,792)	$1,988,937	$(4,568,833)	$5,378,907

Net income (loss) per common share:
Basic	$(0.17)	$0.07	$(0.16)	$0.18
Diluted	$(0.17)	$0.06	$(0.16)	$0.18

Weighted average number of common shares outstanding during the period:
Basic	29,324,158	30,247,265	29,055,952	30,145,723
Diluted	30,419,158	30,669,487	30,233,452	30,482,862

See accompanying notes to condensed consolidated financial statements.

MEDYTOX SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from (used in) operating activities:
Net income (loss)	$(3,248,439)	$7,803,012
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	1,250,434	396,170
Stock issued in lieu of cash compensation	2,800,000	162,500
Stock-based compensation	269,421	61,000
Bad debts	10,416,953	11,017,760
Accretion of beneficial conversion feature as interest	495,890	3,278
Accretion of debt discount	188,439	–
Write-off of deferred issuance costs	–	12,500
Gain on disposition of subsidiary	–	(134,185)
Gain on legal settlement	(275,028)	–
Changes in operating assets and liabilities:
Accounts receivable	(15,424,348)	(17,215,280)
Prepaid expenses and other current assets	(401,961)	(114,730)
Deferred tax assets	28,300	(1,786,100)
Security deposits	(41,057)	(55,839)
Accounts payable	528,318	171,777
Accrued expenses	1,355,035	(365,235)
Income tax liabilities	(548,231)	4,637,115
Deferred tax liabilities	47,900	49,800
Net cash provided by (used in) operating activities	(2,558,374)	4,643,543

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(324,750)	(920,024)
Cash paid for acquisitions	–	(1,500,000)
Cash received in acquisitions	–	31,671
Net cash provided by (used in) investing activities	(324,750)	(2,388,353)

Cash flows provided by (used in) financing activities:
Dividends on Series B preferred stock	(1,320,394)	(2,424,105)
Proceeds from issuance of notes payable, related party	3,030,000	–
Payments on notes payable	(57,500)	(659,939)
Payments on capital lease obligations	(474,305)	(136,802)
Net cash provided by (used in) financing activities	1,177,801	(3,220,846)

Net increase (decrease) in cash	(1,705,323)	(965,656)

Cash at beginning of period	2,406,246	4,141,416

Cash at end of period	$700,923	$3,175,760

See accompanying notes to condensed consolidated financial statements.

Continued

MEDYTOX SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:

Cash paid for interest	$136,028	$172,024

Cash paid for taxes	$570,831	$1,932,383

Non-cash investing and financing activities:

Net liabilities acquired in acquisitions, net of cash	$–	$959,331
Goodwill	$–	$(2,438,348)
Accrued expenses	$–	$150,000
Contingent acquisition liability	$–	$54,017
Common stock	$–	$1
Series D preferred stock	$–	$20
Additional paid in capital	$–	$1,274,979

Exercise of stock options as reduction of notes payable, related party:
Current portion of notes payable, related party	$(2,500,000)	$–
Common stock	$100	$–
Additional paid-in-capital	$2,499,900	$–

Acquisition of noncontrolling interest in Biohealth Medical Laboratory, Inc.:
Deposits on acquisitions	$259,875	$–
Goodwill	$(138,871)	$–
Noncontrolling interest	$(121,004)	$–

Capital lease assets acquired	$(1,046,126)	$(1,321,253)
Capital lease obligations	$1,046,126	$1,321,253

Series D preferred stock converted to common stock:
Series D preferred stock	$(15)	$–
Common stock	$13	$–
Additional paid in capital	$2	$–

Series E preferred stock converted to common stock:
Series E preferred stock	$(5)	$–
Common stock	$5	$–

Common stock issued as payment of accrued bonuses:
Accrued bonuses	$–	$(525,000)
Common stock	$–	$21
Additional paid in capital	$–	$524,979

See accompanying notes to condensed consolidated financial statements.

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

On February 16, 2012, MDI acquired majority interest in Collectaway, LLC, now known as PB Laboratories, LLC ("PB Labs"), a Florida limited liability company. On October 12, 2012, MDI acquired the remaining interest in PB Labs, and PB Labs became a wholly-owned subsidiary of MDI. Operations of PB Labs were merged into EPIC Reference Labs, Inc. in February 2015.

On March 9, 2012, the Company formed Medytox Medical Marketing & Sales, Inc. (“MMMS”), a Florida corporation, as a wholly-owned subsidiary that provides marketing for clinical laboratories that are owned by the Company.

On December 7, 2012, MDI acquired a majority interest in Biohealth Medical Laboratory, Inc. (“Biohealth”), a Florida corporation. The remaining non-controlling interest was acquired on March 31, 2015. The initial agreement allowed MDI to retain all revenues.

On January 1, 2013, MDI purchased 100% of the stock of Alethea Laboratories, Inc. ("Alethea"). Althea operates a licensed clinical lab in Las Cruces, New Mexico and is an enrolled Medicare provider.

On January 29, 2013, MDI formed Advantage Reference Labs, Inc. (“Advantage”), a Florida corporation, as a wholly-owned subsidiary that provides reference, confirmation and clinical testing services. On October 14, 2013, Advantage changed its name to EPIC Reference Labs, Inc. (“EPIC”).

On April 4, 2013, MDI purchased 100% of the interests in International Technologies, LLC ("Tech").  In October 2013, Tech began doing business as NJ Reference Labs (“NJ Ref”). NJ Ref operates a licensed clinical lab in Waldwick, New Jersey and is an enrolled Medicare provider.

On March 18, 2014, MDI purchased all of the outstanding stock of Clinlab, Inc (“Clinlab”). Clinlab develops and markets laboratory information management systems.

On May 9, 2014, the Company formed Medical Mime, Inc. (“Mime”), a Florida corporation, as a wholly-owned subsidiary.

On May 23, 2014, Mime purchased certain net assets, primarily consisting of software, of GlobalOne Information Technologies, LLC (“GlobalOne”). GlobalOne developed software and provided services for the Electronic Health Records Management (“ERM/EHR”) segment of the medical industry.

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 1 – Organization and Presentation (Continued)

Organization (Continued)

On July 28, 2014, the Company formed Platinum Financial Solutions, Ltd. (“PFS”) as a 100% owned foreign subsidiary of the Company to pursue the opportunity of providing financial solutions, including factoring and accounts receivable acquisition in the healthcare sector. PFS has a Florida subsidiary, Platinum Financial Solutions, LLC, through which it may do business with U.S. based customers.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2015.

Revenue Recognition

Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis and urine analysis. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts.

Net service revenues are determined utilizing gross service revenues net of contractual allowances. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by Medytox are to patients covered under a third party payor contract. In certain cases, the individual has no insurance or does not provide insurance information. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings including the patient responsibility portion of the billing for patients covered by third party payors. The Company does not currently have any capitated agreements. In the remainder of the cases, Medytox is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like Medytox. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends.

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

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 1 – Organization and Presentation (Continued)

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

Reclassifications

Certain items on the statements of operations for the three and six months ended June 30, 2014 have been reclassified to conform to current period presentation.

Note 2 – Long-Lived Assets

Property and equipment at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Medical equipment	$928,608	$896,641

Equipment	527,647	396,551

Equipment under capital leases (See Note 5 - Capital Lease Obligations)	5,070,573	4,024,449

Furniture	413,177	333,316

Leasehold improvements	1,703,084	1,665,501

Vehicles	196,534	177,534

Computer equipment	620,816	595,571

Software	1,832,053	1,832,053

	11,292,492	9,921,616

Less accumulated depreciation	(3,477,826)	(2,243,493)

Property and equipment, net	$7,814,666	$7,678,123

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 2 – Long-Lived Assets (Continued)

Depreciation of property and equipment was $1,234,333 and $396,170 for the six months ended June 30, 2015 and 2014, respectively.

Management periodically reviews the valuation of long-lived assets for potential impairments. Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 3 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At June 30, 2015 and December 31, 2014, notes payable consisted of the following:

Notes Payable – Third Parties

	June 30,	December 31,
	2015	2014
Acquisition convertible note No. 1 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest and was due January 17, 2014. The note was convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. See "Acquisition Convertible Notes" below.	$–	$250,000

Loan payable to former shareholder of Epinex Diagnostics Laboratories, Inc. in the amount of $400,000, at 0% interest, with principal payments of $100,000 due in periodic installments from November 26, 2014 through February 26, 2016. Amount recorded is net of imputed discount of $13,316 at June 30, 2015 and December 31, 2014.	259,184	286,684

	259,184	536,684

Less current portion	(259,184)	(443,292)

Notes payable, net of current portion	$–	$93,392

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 3 – Notes Payable (Continued)

Notes Payable – Related Parties

	June 30, 2015
	Face Value	Put	Put	Debt	Net Value
	of Note	Discount	Premium	Discount	of Note
Convertible debenture payable to D&D Funding II, LLC dated December 31, 2014 in the amount of $3,000,000 which bears interest at 10% and is due December 31, 2015. The note provides the lender the option to covert the note into the Company's common stock at a 25% discount to the average trading price (as defined in the note agreement) for the ten consecutive trading days prior to the conversion date. The note has been discounted by the value of warrants issuable upon conversion of $191,561 at June 30, 2015. The note has also been discounted by the unamortized value of its put premium of $504,110, and increased by the put premium liability of $1,000,000, at June 30, 2015.	$3,000,000	$(504,110)	$1,000,000	$(191,561)	$3,304,329

Loan payable to Alcimede LLC in the amount of $3,000,000, at 6% interest, with one payment of $3,000,000, plus interest, due on February 2, 2016. (On June 29, 2015, Alcimede offset $2,500,000 under the loan to pay the exercise price of options to purchase 1,000,000 shares. See Note 4.)	$500,000	–	–	–	$500,000

	$3,500,000	$(504,110)	$1,000,000	$(191,561)	$3,804,329

	December 31, 2014
	Face Value	Put	Put	Debt	Net Value
	of Note	Discount	Premium	Discount	of Note
Convertible debenture payable to D&D Funding II, LLC dated December 31, 2014 in the amount of $3,000,000 which bears interest at 10% and is due December 31, 2015. The note provides the lender the option to covert the note into the Company's common stock at a 25% discount to the average trading price (as defined in the note agreement) for the ten consecutive trading days prior to the conversion date. The note has been discounted by the value of warrants issuable upon conversion of $380,000 at December 31, 2014. The note has also been discounted by the unamortized value of its put premium of $1,000,000, and increased by the put premium liability of $1,000,000, at December 31, 2014.	$3,000,000	$(1,000,000)	$1,000,000	$(380,000)	$2,620,000

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 3 – Notes Payable (Continued)

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

Note 4 – Related Party Transactions

On June 30, 2015, the Company issued 200,000 shares of common stock to SS International Consulting Ltd., of which a director of the Company is the sole manager.

On February 27, 2015, the Company borrowed $30,000 from Alcimede LLC, of which our CEO is the sole manager. The loan was repaid on April 15, 2015.

On February 3, 2015, the Company borrowed $3,000,000 from Alcimede LLC. The note has an interest rate of 6% and is due on February 2, 2016. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase one million shares of the Company’s common stock at an exercise price of $2.50 per share. The loan outstanding was reduced in satisfaction of the aggregate exercise price of $2,500,000.

On December 31, 2014, the Company borrowed $3,000,000 from D&D Funding II, LLC (“D&D”), Christopher Diamantis, a director of the Company, is the manager and 50% owner of D&D. (See Note 3 for a description of this Note.)

Note 5 – Capital Lease Obligations

The Company leases various assets under capital leases expiring through 2020 as follows:

	June 30,	December 31,
	2015	2014

Medical equipment	$5,070,573	$4,024,449
Less accumulated depreciation	(1,399,018)	(883,015)

Net	$3,671,555	$3,141,434

Depreciation expense on assets under capital leases was $516,003 and $147,347 for the six months ended June 30, 2015 and 2014, respectively.

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 5 – Capital Lease Obligations (Continued)

Aggregate future minimum rentals under capital leases are as follows:

Future minimum rentals

December 31,
2015	$752,062
2016	1,364,188
2017	1,255,783
2018	668,572
2019	130,968
Thereafter	32,611

Total	4,204,184

Less interest	447,177

Present value of minimum lease payments	3,757,007

Less current portion of capital lease obligations	611,927

Capital lease obligations, net of current portion	$3,145,080

Note 6 – Stockholders’ Equity

Authorized Capital

The Company has 500,000,000 authorized shares of Common Stock at $0.0001 par value per share and 100,000,000 authorized shares of Preferred Stock at $0.0001 par value per share.

On October 1, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 5,000 shares of Series B Non-convertible Preferred Stock, at $0.0001 par value per share.  The Series B shares do not include any voting rights and allow for monthly dividends in an amount equal to the sum of 1) 10% of the amount of gross sales in excess of $1 million collected in the ordinary course of business, not to exceed $150,000, and 2) 15% of the amount of gross sales in excess of $2.5 million collected in the ordinary course of business. At each of June 30, 2015 and December 31, 2014, there were 5,000 shares of Series B Preferred Stock outstanding.

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

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

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

The Series D shares also include voting rights of 1 vote for every share of Series D Preferred Stock and are entitled to dividends, at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. The dividends are to be in an amount equal to the amount such holder would have received if the Series D Preferred Stock were converted to Common Stock. As of June 30, 2015 and December 31, 2014, there were 50,000 and 200,000 shares of Series D Preferred Stock outstanding, respectively.

On August 21, 2014, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing 100,000 shares of Series E Convertible Preferred Stock at a par value of $.0001 per share. The Series E shares are convertible into the number of shares of Common Stock equal to the quotient of 8 divided by the average market price of the Company’s Common Stock for thirty trading days prior to the date of conversion, multiplied by the number of Series E shares being converted. Any Series E shares which remain outstanding on August 28, 2016 will be automatically converted into Common Stock using the prescribed formula. The Series E shares also include voting rights of 1 vote for every share of Series E Preferred Stock and are entitled to dividends at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. The dividends are to be in an amount equal to the amount such holder would have received if the Series E Preferred Stock were converted to Common Stock at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. As of June 30, 2015 and December 31, 2014, there were 45,000 and 100,000 shares of Series E Preferred Stock outstanding, respectively.

Preferred Stock

During the six months ended June 30, 2015 and 2014, the Series B preferred shareholders earned dividends totaling $1,320,394 and $2,424,105, respectively. At June 30, 2015 and December 31, 2014, accrued dividends of $1,852,355 and $913,271, respectively, were included in accrued expenses.

On March 18, 2014, 200,000 shares of Series D Preferred Stock of the Company were issued to the previous owners of Clinlab pursuant to a stock purchase agreement whereby the Company purchased all of the outstanding stock of Clinlab. On March 20, 2015, 150,000 shares of these Series D Preferred Stock were converted into 125,334 shares of common stock.

On August 28, 2014, 100,000 shares of Series E Preferred Stock of the Company were issued to the previous owner of Epinex pursuant to a stock purchase agreement whereby the Company purchased all of the outstanding stock of Epinex. On March 3, 2015, 55,000 shares of these Series E Preferred Stock were converted into 58,856 shares of common stock.

Common Stock

During the six months ended June 30, 2015, the Company issued an aggregate of 1,884,190 shares of the Company’s common stock; 1,000,000 shares were issued for the exercise of stock options by Alcimede (see Note 4), 184,190 shares were issued in connection with the conversions of the Series D and E Preferred Stock, 100,000 shares, valued at $4.00 per share, were issued to three employees pursuant to employment agreements and an aggregate of 600,000 shares, valued at $4.00 per share, were issued to three consultants as compensation for services.

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

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

The following summarizes activity under the 2013 Plan through June 30, 2015:

Shares approved for issuance at plan inception	5,000,000

Options granted in 2014	(1,435,000)

Options cancelled in 2014	10,000

Restricted shares issued in 2014	(210,000)

Balance at December 31, 2014	3,365,000

Options granted in 2015	(730,000)

Options cancelled in 2015	100,000

Balance at June 30, 2015	2,735,000

Stock Options

The following summarizes options outstanding at June 30, 2015:

	Common	Weighted
	Stock	average
	Options	exercise
	Outstanding	price
Balance at December 31, 2014	24,225,000	$5.47

Options granted	730,000	4.00

Options exercised	(1,000,000)	2.50

Options cancelled or expired	(100,000)	2.50

Balance at June 30, 2015	23,855,000	$5.56

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Stock Options (Continued)

The following table summarizes information with respect to stock options outstanding and exercisable by employees, directors and consultants at June 30, 2015:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
Exercise	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
price	outstanding	life (years)	price	value	vested	price	value

$2.50	8,375,000	2.70	$2.50	$12,562,500	8,375,000	$2.50	$12,562,500
$4.00	730,000	10.00	$4.00		200,000	$4.00
$5.00	7,750,000	2.99	$5.00		7,750,000	$5.00
$10.00	7,000,000	8.01	$10.00		7,000,000	$10.00
	23,855,000		$5.56	$12,562,500	23,325,000	$5.59	$12,562,500

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

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of June 30, 2015, all of these options had vested and the Company recognized $52,024 of stock-based compensation expense for the six months ended June 30, 2015.

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

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Stock Options (Continued)

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of June 30, 2015, all of these options had vested and the Company recognized $2,959 of stock-based compensation expense for the six months ended June 30, 2015.

In June 2015, the Company issued options to purchase a total of 730,000 shares of the Company’s common stock to employees. These options had contractual lives of four years and were valued at an average grant date fair value of $0.18 per option, or $131,400, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$4.00
Expected term	2 years
Expected volatility	24.43%
Risk free interest rate	0.43%
Dividend yield	0

The stock price was based on an independent valuation completed as of November 1, 2014. As of June 30, 2015, 200,000 of these options had vested and the Company recognized $210,000 of stock-based compensation expense for the six months ended June 30, 2015.

As of June 30, 2015, there were unrecognized compensation costs of $583,000 related to stock options. The Company expects to recognize those costs over a weighted average period of .75 years as of June 30, 2015. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Warrants

The following table summarizes warrant transactions for the six months ended June 30, 2015:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	term (years)	value
Outstanding and Exercisable at December 31, 2014	300,000	$3.33	–	$–

Outstanding and Exercisable at June 30, 2015	–	$–	–	$–

Weighted Average Grant Date Fair Value		$–

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

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Basic and Diluted Income per Share (Continued)

Basic and Diluted EPS were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Numerator - net income (loss) available to common stockholders	$(5,052,792)	1,988,937	$(4,568,833)	5,378,907
Denominator - weighted-average shares outstanding	29,324,158	30,247,265	29,055,952	30,145,723

Net income (loss) per share - Basic	$(0.17)	$0.07	$(0.16)	$0.18

Diluted:
Numerator:
Net income (loss) available to common stockholders	$(5,052,792)	$1,988,937	$(4,568,833)	$5,378,907
Interest expense on convertible debt, net of taxes	45,000	3,739	91,912	7,439
	(5,007,792)	1,992,676	(4,476,921)	5,386,346

Denominator:
Weighted-average shares outstanding	29,324,158	30,247,265	29,055,952	30,145,723
Weighted-average equivalent shares options	–	–	–	–
Weighted-average equivalent shares from convertible debt	1,000,000	222,222	1,000,000	222,222
Weighted-average equivalent shares from Series C convertible preferred stock	–	–	–	–
Weighted-average equivalent shares from Series D convertible preferred stock	50,000	200,000	114,167	200,000
Weighted-average equivalent shares from Series E convertible preferred stock	45,000	–	63,333	–
	30,419,158	30,669,487	30,233,452	30,567,945

Net income (loss) per share - Diluted	$(0.17)	$0.06	$(0.16)	$0.18

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2015 and 2014, the following potential common stock equivalents were excluded from the calculation of Diluted EPS as their effect was anti-dilutive:

	June 30,
	2015	2014
Stock options outstanding	23,855,000	24,395,000
Warrants outstanding	–	346,400

	23,855,000	24,741,400

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 7 – Income Taxes

Significant components of the income tax provision are summarized as follows:

	Six Months Ended June 30,
	2015	2014
Current provision:
Federal	$19,300	$5,577,600
State	3,300	954,800

Deferred provision:
Federal	68,900	(1,568,800)
State	7,300	(167,500)

	$98,800	$4,796,100

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,
	2015	2014
Expected federal income tax at 34% statutory rate	34.0%	34.0%
State income taxes	-0.2%	4.1%
Permanent differences	-36.9%	-0.1%

	-3.1%	38.0%

Of the $7,539,715 of income tax liabilities at June 30, 2015, $1,943,925 relates to 2013 and $5,573,190 relates to 2014. The Company has made no payments on its 2015 tax liability. The Company has received a “Notice of Intent to Levy” from the Internal Revenue Service relating to the 2013 tax liability.

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Deferred income tax assets:
Allowance for bad debts	$(9,200)	$28,300
Stock options	524,600	423,200
Total deferred income tax assets	$515,400	$451,500

Deferred income tax liabilities:
Property and equipment	$(603,900)	$(513,600)
Intangible amortization	(212,300)	(162,500)
Total deferred income tax liabilities	$(816,200)	$(676,100)

Net deferred income taxes:
Current	(9,200)	28,300
Non-current	(291,600)	(252,900)
	$(300,800)	$(224,600)

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

Note 8 – Business Combinations

On April 15, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Medytox, CollabRx Inc. (“CollabRx”), and CollabRx Merger Sub, Inc., a wholly owned subsidiary of CollabRx (“Merger Sub”), pursuant to which it is contemplated that Merger Sub would merge with and into Medytox, with Medytox surviving the merger as a wholly owned subsidiary of CollabRx (the “Merger”).

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

On July 17, 2015, CollabRx filed a Form S-4 with the SEC detailing the merger. The Form S-4 is subject to review by the SEC before its effectiveness. The merger transaction is expected to be completed during the fourth calendar quarter after approval of the shareholders of the respective companies and the satisfaction of all other conditions.

On January 16, 2015, in contemplation of the business combination the Company entered into a Loan and Security Agreement with CollabRx, pursuant to which the Company agreed it would loan up to $2,395,644 to CollabRx. Also, on January 16, 2015, the Company entered into an Agreement with CollabRx, pursuant to which CollabRx agreed that in the event it enters into a merger or other sale transaction involving at least thirty-five percent (35.0%) of its shares or assets with a party other than the Company, CollabRx will pay the Company a $1,000,000 fee.

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

All amounts loaned to date under the Loan Agreement were repaid before the merger agreement was executed.

The Company entered into a non-binding letter of intent (“LOI”) dated March 25, 2015 for the potential purchase of certain assets of Epinex Diagnostics, Inc. (“Epinex”), a California corporation. In connection with the LOI, the companies entered into a Loan and Security Agreement (“Agreement”) dated as of June 1, 2015. Under the terms of the Agreement, the Company has agreed to make discretionary advances to Epinex up to an aggregate of $637,210; repayable with simple interest at a rate of 15%. The advances are secured by all the assets of Epinex. Further, the parties have entered into an agreement under which Epinex is required to pay Medytox a termination fee of $1,000,000 in the event Epinex enters into an “Alternative Transaction” with another buyer within a specified twelve month time period. As of June 30, 2015, Medytox had advanced Epinex $367,823 under this arrangement.

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 8 – Business Combinations (Continued)

The Company acquired the remaining 49.5% of Biohealth in the six months ended June 30, 2015.

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

Goodwill was attributable to the following subsidiaries as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Medical Billing Choices, Inc.	$1,202,112	$1,202,112

PB Laboratories, LLC	107,124	107,124

Biohealth Medical Laboratory, Inc.	255,634	116,763

Clinlab, Inc.	857,532	857,532

Medical Mime, Inc.	274,811	274,811

Epinex Diagnostics Laboratories, Inc.	581,600	581,600

	$3,278,813	$3,139,942

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

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 10 – Segment Reporting

Selected financial information for the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues - External
Laboratory Services	$8,924,951	$15,672,816	$22,424,754	$30,519,321
Medical Support Solutions	456,700	280,883	605,679	309,917
Corporate & Eliminations	–	–	–	–
	$9,381,651	$15,953,699	$23,030,433	$30,829,238
Net revenues - Inter Segment
Laboratory Services	$–	$–	$–	$–
Medical Support Solutions	444,629	983,930	828,737	1,500,674
Corporate & Eliminations	–	–	–	–
	$444,629	$983,930	$828,737	$1,500,674
Income (loss) from operations
Laboratory Services	$1,291,465	$7,619,944	$6,356,886	$14,897,290
Medical Support Solutions	(1,362,273)	394,711	(2,720,262)	498,187
Corporate & Eliminations	(4,520,900)	(2,216,363)	(6,013,771)	(2,733,107)
	$(4,591,708)	$5,798,292	$(2,377,147)	$12,662,370
Depreciation and amortization
Laboratory Services	$521,024	$219,210	$968,349	$375,900
Medical Support Solutions	175,507	16,074	335,863	25,072
Corporate & Eliminations	(26,890)	(4,802)	(53,778)	(4,802)
	$669,641	$230,482	$1,250,434	$396,170
Capital expenditures
Laboratory Services	$84,867	$344,027	$272,752	$623,408
Medical Support Solutions	26,741	188,590	51,998	296,616
Corporate & Eliminations	–	–	–	–
	$111,608	$532,617	$324,750	$920,024

Medytox Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 10 – Segment Reporting (Continued)

	June 30,	December 31,
	2015	2014
Total assets
Laboratory Services	$34,292,391	$29,362,062
Medical Support Solutions	4,039,938	5,214,139
Corporate & Eliminations	1,144,653	1,184,553
	$39,476,982	$35,760,754
Intangible assets
Laboratory Services	$4,086,168	$4,088,835
Medical Support Solutions	334,204	347,638
Corporate & Eliminations	–	–
	$4,420,372	$4,436,473
Goodwill
Laboratory Services	$944,358	$805,487
Medical Support Solutions	2,334,455	2,334,455
Corporate & Eliminations	–	–
	$3,278,813	$3,139,942

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

Company Overview

Medytox Solutions, Inc. (the “Company”, "Medytox", “we”, “us”, or “our”) is a holding company that owns and operates businesses in the medical services sector.  Our principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States.  For each of the six-month periods ended June 30, 2015 and 2014, testing services to rehabilitation facilities represented over 90% of our revenues.

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

On July 28, 2014, the Company formed Platinum Financial Solutions, Ltd. (“PFS”) as a 100% owned foreign subsidiary of the Company to pursue the opportunity of providing financial solutions, including factoring and accounts receivable acquisition in the healthcare sector. PFS has a Florida subsidiary, Platinum Financial Solutions, LLC, through which it may do business with U.S. based customers.

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

Pursuant to the Letter of Intent, the Company agreed to advance certain funding to CollabRx in contemplation of the business combination. On January 16, 2015, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with CollabRx, pursuant to which the Company agreed it would loan up to $2,395,644 to CollabRx. Also on January 16, 2015, the Company entered into an Agreement with CollabRx, pursuant to which CollabRx agreed that in the event it enters into a merger or other sale transaction involving at least thirty-five percent (35.0%) of its shares or assets with a party other than the Company CollabRx will pay the Company a $1,000,000 fee.

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

On April 15, 2015, the Company entered into an Agreement and Plan of Merger by and among Medytox, CollabRx, and CollabRx Merger Sub, Inc., a wholly owned subsidiary of CollabRx (“Merger Sub”), pursuant to which it is contemplated that Merger Sub would merge with and into Medytox, with Medytox surviving the merger as a wholly owned subsidiary of CollabRx.

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

Results of Operations

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Net Revenues

Net revenues were $9,381,651 for the three months ended June 30, 2015 compared to $15,953,899 for the three months ended June 30, 2014, a decline of $6,572.248 or 41.1%. Volumes from insured patients increased approximately 34% over the second quarter of 2014, but the Company reduced anticipated recovery rates on insured patients based on collection history, which offset the impact of this volume growth. The anticipated recovery on billings in the second quarter was reduced to 20% as compared to 28% in the second quarter of 2014. This reduction is a continuation of trend from prior periods as the recovery rate for the first three months of 2015 was estimated to be 25%. Reimbursements per sample also declined as a consequence of reduced insurance reimbursement practices and the mix of testing performed. Net revenues for the three months ended June 30, 2015 were also reduced by $971,022 due to the Company’s clean up and write off of accounts no longer deemed to be collectible.

Operating Expenses and Other Income

For the three months ended June 30, 2015 our operating expenses were $13,973,359 as compared to $10,155,407 for the same period in 2014, an increase of $3,817,952 or 37.6%. This increase is driven by growth in general administrative expenses which were $9,396,040 for the three months ended June 30, 2015, an increase of $4,939,683 over the second quarter of 2014. The increase in general administrative expenses was due to the issuance of stock valued at $2,800,000 to certain employees and contractors during the quarter. The remainder of the general administrative expense increase reflects increased costs in IT due to continued development of the Company’s software offerings, additional administrative personnel and the first time inclusion of expenses of companies acquired in 2014. Depreciation and amortization reflected an increase in the three months ended June 30, 2015 of $439,159 due to the depreciation of software acquired in the Clinlab and Mime acquisitions. The increases in general administrative and depreciation and amortization expenses were somewhat offset by a decline in direct costs of revenues for the three months ended June 30, 2015. These costs reflected a decline of $1,518,684 as compared to the second quarter of 2014. This decrease in direct expenses is due to changes in the mix of testing being completed and timing of materials purchases. As a consequence of the IT investments, the Company has signed contracts in the third quarter of 2015 with customers for our EHR product.

As a consequence of the decline in net revenues and the increased operating expenses, the Company had a loss from operations of $4,591,708 for the three months ended June 30, 2015. For the same period in the prior year, the Company reported income from operations of $5,798,292.

Other expenses were $542,440 for the three months ended June 30, 2015 as compared to $100,813 for the same period of 2014 due primarily to increased interest expense.

As a consequence of the operating loss for the three months ended June 30, 2015, the Company has no taxable income and tax expense for the period. Rather, the Company is realizing a reduction in taxes in the amount of $878,000.

For the three months ended June 30, 2015, the Company is reporting a net loss attributable to Medytox Solutions’ common stockholders of $5,052,792 as compared to net income attributable to Medytox Solutions’ common stockholders of $1,988,937 for the same period in 2014.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

Net Revenues

The Company’s net revenues for the six months ended June 30, 2015 were $23,030,433 as compared to net revenues of the same period in the prior year of $30,829,238, a decrease of 25.3%. Laboratory services revenues were $22,424,754 for the six months ended June 30, 2015 as compared to $30,519,321 for the six months ended June 30, 2014; a decline of 26.5%. Volumes for insured patients increased approximately 37% during the first six months of 2015. However, the beneficial impact of the increased volume was more than offset by declines in the charges per test due to changes in reimbursement practices of payors, the mix of tests being completed and an adjustment of $971,022 to clean up and write off accounts no longer deemed collectible which reduced net revenue. Further, the estimated collection percentage on charges was reduced to 22% for the six months ended June 30, 2015 as compared to 27% for the same period in 2014. The Company closed the PB Lab early in 2015 and these volumes were transitioned to the new EPIC facility. In addition to the volumes from PB Labs, EPIC had volume growth of nearly 82%. International Technologies and Alethea also contributed to the volume growth which was offset in part by a decline in volumes at the Biohealth lab.

Operating and Other Expenses

Operating expenses for the six months ended June 30, 2015 were $25,407,580 as compared to $18,166,868 for the six months ended June 30, 2014. This represents an increase of $7,240,712 or 39.9%. Acquisitions completed in 2014 whose operating expenses were included in the entire period ended June 30, 2015, but for only a portion of the six months ended June 30, 2014 accounted for $1,757,584 of the increase. Without these added expenses, the growth in operating expenses in the first six months of 2015 as compared to 2014 would have been $5,483,128 or 30.1%. General and administrative expenses accounted for the largest portion of the increase in operating expenses. General and administrative expenses for the six months months ended June 30, 2015 grew $6,859,658 or 83.9% over the same period in 2014. The expenses of the acquired entities accounted for $1,408,408 of the increase. Another primary driver of the increase was $2,800,000 in stock compensation costs for employees and consultants. Other drivers were increases in headcount and contract labor to support the Company’s efforts in developing IT solutions and administrative support for the growing operations. Depreciation and amortization expenses for the six months ended June 30, 2015 were $1,250,434 as compared to $396,170 for the first six months of the prior year. This increase is primarily the result of depreciation expense from the significant capital investments in laboratory equipment and amortization of the software acquired, primarily at Clinlab. Sales and marketing expenses for the six months ended June 30, 2015 increased 14.1% to $2,321,788. The increase is driven primarily by the growth in the Company’s sales force and marketing activities. Despite increased lab volumes, direct costs of revenue reflected a decrease in the six months ended June 30, 2015 as compared to the same period of 2014 of $765,251. This decrease in direct expenses is due to changes in the mix of testing being completed and timing of materials purchases. As a consequence of the IT investments, the Company has signed contracts in the third quarter of 2015 with customers for our EHR product.

As a consequence of the decline in net revenues and the increased operating expenses, the Company had a loss from operations of $2,377,147 for the six months ended June 30, 2015. For the same period in the prior year the Company reported income from operations of $12,662,370.

Other expenses were $772,492 for the six months ended June 30, 2015 as compared to $63,528 for the same period of 2014. This change was driven primarily by increased interest expense offset in part by a gain on legal settlement.

Despite reporting a loss before taxes of $3,149,639 for the six months ended June 30, 2015, the Company has taxable income after eliminating certain items not currently deductible for tax purposes, primarily stock compensation expenses. As a consequence the Company has reported tax expense of $98,800 for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2015 was (3.1%).

For the six months ended June 30, 2015 the Company is reporting a net loss attributable to Medytox Solutions’ common stockholders of $4,568,833 as compared to net income attributable to Medytox Solutions’ common stockholders of $5,378,907 for the same period in 2014.

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

For the six months ended June 30, 2015, we funded our operations primarily through cash provided by operations and borrowings from related parties. Our principal use of funds during the six months ended June 30, 2015 has been for operating activities, additions to property and equipment, and dividends to Series B Preferred shareholders. For the six months ended June 30, 2014, we funded our operations primarily through cash provided by operations. Our principal use of funds for the six months ended June 30, 2014 was for acquisitions, dividends on Series B Preferred Stock, purchases of property and equipment and payments of notes payable and capital lease obligations. Management believes that based on the current level of operations, cash flow from operations and financing activities, the Company will have sufficient liquidity to fund anticipated expenses, tax obligations and other commitments for the next twelve months.

Liquidity and Capital Resources during the six months ended June 30, 2015 compared to the six months ended June 30, 2014

As of June 30, 2015, we had cash and working capital of $700,923 and $3,627,686, respectively. The Company’s operations consumed cash in the amount of $2,558,374 for the six months ended June 30, 2015 as compared to cash provided by operations of $4,643,543 for the six months ended June 30, 2014. The net loss from operations for the six months ended June 30, 2015 of $3,248,439 was the primary driver of this cash usage. Non cash charges and changes in net operating assets and liabilities in the amount of $2,009,859 offset the net loss, in part, to account for the cash consumed in the six months ended June 30, 2015. The net income from operations of $7,803,012 for the six months ended June 30, 2014, adjusted by non cash charges and changes in net operating assets aggregating $583,548 generated cash from operations of $7,219,464.

Cash used in investing activities was $324,750 and $2,388,353 for the six months ended June 30, 2015 and 2014, respectively. In the six months ended June 30, 2015, the Company purchased property and equipment for $324,750. Cash used in investing activities for the six months ended June 30, 2014 included $920,024 for the purchase of property and equipment and cash paid for acquisitions of $1,500,000, offset by cash received in acquisitions of $31,671.

Cash from financing activities was $1,177,801 for the six months ended June 30, 2015 as a result of proceeds from the issuance of notes payable of $3,030,000 offset in part by dividends on Series B Preferred Stock of $1,320,394 and payments of capital lease of $474,305 and notes payable obligations of $57,500. Cash used in financing activities for the six months ended June 30, 2014 was $3,220,846 and included $2,424,105 of dividends on Series B Preferred Stock, payments on notes payable of $659,939, and payments on capital lease obligations of $136,802.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the interim chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. In connection with such evaluation, management concluded that the material weakness in internal control over financial reporting identified in our Form 10-Q/A for the quarter ended September 30, 2014, Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarter ended March 31, 2015 continued to exist, and as such our disclosure controls and procedures were not effective as of June 30, 2015. Insufficient staffing and accounting processes and procedures led to a lack of of contemporaneous documentation supporting the accounting for certain transactions. The Company is in the process of taking the following steps to remediate the material weakness: (i) increased the staffing of its internal accounting department, (ii) engaging outside independent consultants to assist in the analysis of complex accounting transactions, and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department and outside independent consultants.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

During the course of business, litigation commonly occurs.  From time to time the Company may be a party to litigation matters involving claims against the Company. The Company operates in a highly regulated industry and employs personnel which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company's financial position or results of operations. We do not believe that there are any proceedings threatened or pending against us, which if determined adversely, would have a material effect on our financial position or results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 5, 2015, the Company issued 25,000 shares to an employee as part of their compensation agreement.

On June 29, 2015 the Company issued 1,000,000 shares to Alcimede LLC, of which our CEO is the sole manager, upon the exercise of stock options. Alcimede offset $2,500,000 of the amount owed by the Company under its loan to pay the exercise price of the options.

On June 30, 2015, the Company issued 200,000 shares to each of three consultants as compensation for services rendered.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Agreement and Plan of Merger dated as of April 15, 2015 (filed as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 20, 2015, and incorporated herein by reference). (1)
10.1	Parent Support Agreement dated as of April 15, 2015 between Medytox and Thomas R. Mika (filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 20, 2015, and incorporated herein by reference).
10.2	Form of Company Voting and Support Agreement dated as of April 15, 2015 among CollabRx and certain Medytox stockholders identified therein (filed as Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 20, 2015, and incorporated herein by reference).
10.3	Stockholders Agreement dated as of April 15, 2015 among CollabRx, Thomas R. Mika and certain Medytox stockholders identified therein (filed as Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 20, 2015, and incorporated herein by reference).
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Link base Document
Exhibit 101.DEF	XBRL Definition Link base Document
Exhibit 101.LAB	XBRL Label Link base Document
Exhibit 101.PRE	XBRL Presentation Link base Document

*Furnished herewith

(1)	The Schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Medytox will furnish copies of any schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDYTOX SOLUTIONS, INC.

Date: August 14, 2015	By: /s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By: /s/ Jeffrey L. Wadman
Jeffrey L. Wadman
Interim Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of April 15, 2015 (filed as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 20, 2015, and incorporated herein by reference). (1)
10.1	Parent Support Agreement dated as of April 15, 2015 between Medytox and Thomas R. Mika (filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 20, 2015, and incorporated herein by reference).
10.2	Form of Company Voting and Support Agreement dated as of April 15, 2015 among CollabRx and certain Medytox stockholders identified therein (filed as Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 20, 2015, and incorporated herein by reference).
10.3	Stockholders Agreement dated as of April 15, 2015 among CollabRx, Thomas R. Mika and certain Medytox stockholders identified therein (filed as Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 20, 2015, and incorporated herein by reference).
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Link base Document
Exhibit 101.DEF	XBRL Definition Link base Document
Exhibit 101.LAB	XBRL Label Link base Document
Exhibit 101.PRE	XBRL Presentation Link base Document

*Furnished herewith

(1)	The Schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Medytox will furnish copies of any schedules to the SEC upon request.